Form 10QSB
period 2004-02-29
GLOBAL ENTERTAINMENT CORP
filed 2004-04-14
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended February 29, 2004

                          Commission File No 000-50643


                        GLOBAL ENTERTAINMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       86-0933274
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                       4909 East McDowell Road, Suite 104
                             Phoenix, AZ 85008-4293
                                 (480) 994-0772

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2004:

                          Common Stock, $.001 par value
                                4,068,115 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED FEBRUARY 29, 2004


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - As of February 29, 2004 (Unaudited) and May 31, 2003

Condensed Consolidated Statements of Operations (Unaudited) - Nine Months Ended February 29, 2004 and 2003

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended February 29, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended February 29, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          February 29,           May 31,
                                                                              2004                2003
                                                                           ----------          ----------
CURRENT ASSETS:                                                            (Unaudited)
Cash and cash equivalents (Notes 1 and 10)                                 $   62,802          $  280,767
Accounts receivable - trade, net (Note 1)                                     358,899             242,658
Accounts receivable - miscellaneous and related parties, net (Note 9)         194,219             152,895
Prepaid expenses                                                               23,791                 502
                                                                           ----------          ----------

      TOTAL CURRENT ASSETS                                                    639,711             676,822

Loans receivable, net (Note 4)                                                 13,705              40,000

Property and equipment, net (Note 2)                                           27,999               2,160

Goodwill, net (Note 1)                                                        518,750             518,750

Intangible assets, net (Notes 1 and 3)                                        174,654             124,591

Deferred income tax asset, net (Note 5)                                       246,000             246,000

Miscellaneous assets                                                            8,500               7,000
                                                                           ----------          ----------

      TOTAL ASSETS                                                         $1,629,319          $1,615,323
                                                                           ==========          ==========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     February 29,            May 31,
                                                                        2004                  2003
                                                                     -----------           -----------
CURRENT LIABILITIES:                                                 (Unaudited)
Notes payable (Note 6)                                               $        --           $    36,956
Accounts payable                                                         212,209               259,338
Accrued liabilities                                                      744,054               790,679
Deferred revenues                                                        246,742               126,861
                                                                     -----------           -----------

      TOTAL CURRENT LIABILITIES                                        1,203,005             1,213,834
                                                                     -----------           -----------

Commitments and contingencies                                                 --                    --

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $.001 par value; 10,000,000 shares authorized;
 no shares issued or outstanding                                              --                    --
Common stock - $.001 par value; 50,000,000 shares authorized;
 4,068,115 shares issued and outstanding as of February 29, 2004
 and May 31, 2003, respectively                                            4,068                 4,068
Paid-in capital                                                        1,583,970             1,583,970
Accumulated deficit                                                   (1,161,724)           (1,186,549)
                                                                     -----------           -----------

                                                                         426,314               401,489
                                                                     -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $ 1,629,319           $ 1,615,323
                                                                     ===========           ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Nine months ended February 29,    Three months ended February 29,
                                        2004            2003             2004            2003
                                     -----------     -----------      -----------     -----------
Revenues                             (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
  Assessment fees                    $ 1,237,500     $ 1,162,500      $   412,500     $   387,500
  Franchise and transfer fees             90,690       1,095,000               --         350,000
  GEMS revenue                           253,761              --           90,722              --
  Corporate sponsorship revenue          289,500          14,786          215,875           9,774
  ICC revenue                            567,190         340,826          124,954         144,151
  Other revenue                           76,442         217,224           39,867          49,760
                                     -----------     -----------      -----------     -----------
                                       2,515,083       2,830,336          883,918         941,185
                                     -----------     -----------      -----------     -----------
Operating Costs
  Cost of revenues                       483,485         462,500          259,071         150,000
  Business plan development costs         19,478          10,000            3,500          10,000
  General and administrative costs     1,904,063       1,755,079          674,168         701,387
                                     -----------     -----------      -----------     -----------
                                       2,407,026       2,227,579          936,739         861,387
                                     -----------     -----------      -----------     -----------

Income (loss) from Operations            108,057         602,757          (52,821)         79,798

Other Income (Expense)
  Interest income                          6,199           1,062              528              --
  Interest expense                        (1,485)        (19,960)          (1,485)         (5,503)
  Joint Operating Agreement Split        (87,946)             --           (3,530)          3,809
                                     -----------     -----------      -----------     -----------

Net income (loss)                    $    24,825     $   583,859      $   (57,308)    $    78,104
                                     ===========     ===========      ===========     ===========

Income (loss) Per Share (Note 1) -
 Basic and Diluted                   $      0.01     $      0.14      $     (0.01)    $      0.02
                                     ===========     ===========      ===========     ===========
Weighted Average Number of Shares
 Outstanding Basic and Diluted         4,068,115       4,060,926        4,068,115       4,060,926
                                     ===========     ===========      ===========     ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                         Common Stock
                                    -------------------      Paid-in      Accumulated
                                    Shares       Amount      Capital        Deficit           Total
                                    ------       ------      -------        -------           -----
Balance at May 31, 2002           8,129,041     $ 8,129     $1,567,328    $(1,821,278)     $(245,821)

Issuance of common stock
 for services                         7,189           8         12,573             --         12,581

Effect of reverse stock split    (4,068,115)     (4,069)         4,069             --             --

Net income for the year ended
 May 31, 2003                            --          --             --        634,729        634,729
                                 ----------     -------     ----------    -----------      ---------

Balance at May 31, 2003           4,068,115       4,068      1,583,970     (1,186,549)       401,489

Net income for the nine
 months ended February 29,
 2004 (unaudited)                        --          --             --         24,825         24,825
                                 ----------     -------     ----------    -----------      ---------

Balance at February 29, 2004      4,068,115     $ 4,068     $1,583,970    $(1,161,724)     $ 426,314
                                 ==========     =======     ==========    ===========      =========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine months ended February 29,
                                                                2004                2003
                                                              ---------           ---------
Cash flows from operating activities:                        (Unaudited)         (Unaudited)
  Net income                                                  $  24,825           $ 583,859
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                22,842              26,802
  Changes in Assets and Liabilities:
    Accounts receivable
      - trade                                                  (116,241)           (132,067)
      - miscellaneous and related parties                       (41,324)             15,853
      Prepaid expenses                                          (23,289)            (12,154)
      Miscellaneous assets                                       (1,500)                 --
      Accounts payable                                          (47,129)           (202,894)
      Accrued liabilities                                       (46,625)            236,815
      Deferred revenues                                         119,881             117,672
                                                              ---------           ---------
         Net cash provided by (used in)
          operating activities:                                (108,560)            633,886
                                                              ---------           ---------
Cash flows from investing activities:
  Purchase of fixed assets                                      (48,681)                 --
  Collection of loans receivable                                 26,295              57,826
  Intangible assets                                             (50,063)                 --
                                                              ---------           ---------
         Net cash provided by (used in)
          investing activities:                                 (72,449)             57,826
                                                              ---------           ---------
Cash flows from financing activities:
  Repayment of debt                                             (36,956)           (345,731)
                                                              ---------           ---------
        Net cash used in financing activities:                  (36,956)           (348,731)
                                                              ---------           ---------

Net increase (decrease) in cash and cash equivalents           (217,965)            345,981

Cash and cash equivalents, beginning of period                  280,767               7,067
                                                              ---------           ---------

Cash and cash equivalents, end of period                      $  62,802           $ 353,048
                                                              =========           =========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

DESCRIPTION OF THE COMPANY

Global Entertainment Corporation ("Global" or the "Company"), through its wholly-owned subsidiary, Western Professional Hockey League Inc., is the operator of the Western Professional Hockey League ("WPHL"), a minor league professional hockey organization, and is the licensor of the independently-owned hockey teams which participate in the league. Effective June 1, 2001, Global, on behalf of the WPHL negotiated and signed a ten (10) year Joint Operating Agreement ("JOA") with the Central Hockey League ("CHL"). The effect of the JOA is that the two leagues will have their respective teams join together and operate under the Central Hockey League name.

The terms of the JOA define how the league will operate. The JOA provides for all operating functions to be performed by the WPHL staff. Under the terms of the JOA, the annual assessments have been set at $75,000 per team, plus an additional $15,000 per team for linesmen and officiating costs. In addition, the teams from the WPHL pay an extra $10,000 per annum to cover Global costs prior to the start of the season. The profit of the League operations at the end of each year is then split between the WPHL and the CHL based upon the number of teams sponsored by the respective entities.

In addition, the Company, through its wholly-owned subsidiary, International Coliseums Company (ICC), is working with various governmental and private entities to develop event facilities (multi-use arenas) in numerous municipalities.

The WPHL is a structured franchised sports league, which includes competing teams located in cities in Texas, Louisiana, New Mexico, Mississippi, Oklahoma, Kansas and Indiana. There were 16 teams competing in the 2002-03 season, 11 teams from the WPHL and 5 teams from the CHL. In the 2003-04 season a team was added to the league from Colorado bringing the total to 12 WPHL teams and 5 CHL teams.

During the year ended May 31, 2003, the Company formed a new wholly-owned subsidiary, Global Entertainment Acquisition Corporation ("GEAC"). GEAC was formed for the purpose of merging with and into Cragar Industries, Inc. (See
Note 11).

During the year ended May 31, 2002, the Company formed Global Entertainment Marketing Systems ("GEMS"). GEMS was formed for the purpose of promoting, marketing and selling various revenue streams created by the development and operation of multi-purpose arenas in small to mid-sized communities throughout the United States.

ACQUISITION OF SUBSIDIARY

INTERNATIONAL COLISEUMS CORPORATION, LLC

Effective November 1, 2000, Global purchased 100% of the members equity of International Coliseums Corporation, LLC (subsequently named International Coliseums Company, Inc.) ("ICC") pursuant to the terms of the Asset Purchase Agreement, for 350,000 shares of common stock of Global valued at $1.75 per share. The 350,000 shares were issued to Arena Building Company, LLC for their interest in ICC. In addition, pursuant to the terms of the agreement, Nustadia Developments Inc. was paid $1.00 and was granted a strategic alliance agreement to design and develop the first five initial arena projects in exchange for their interest in ICC.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

The acquisition has been accounted for under the purchase method of accounting. The total purchase price was $622,500, with $612,500 paid in common stock, and $10,000 paid for costs incurred.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly-owned subsidiaries, Western Professional Hockey League Inc., International Coliseum Company, Inc. and Global Entertainment Marketing Systems. Intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they may not include all of the information and footnotes required by accounting principles for audited year-end financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's audited financial statements for the year ended May 31, 2003.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements. Material estimates include, but are not limited to, the allowance for doubtful accounts, the carrying value of intangible assets, and the realization of the deferred income tax asset. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

REVENUE RECOGNITION

GLOBAL ENTERTAINMENT CORPORATION:

Initial franchise fees represent the amounts received from franchisees to acquire a franchise. The amount is recognized as revenue when the franchise agreement is signed and the Company has met all of its significant obligations under the terms of the franchise agreement. The Company is responsible for assisting the franchisee with facility lease contract negotiations, venue ticketing analysis and pricing, concessionaire negotiations and staffing advisements. These generally occur at the time the franchisee acquires a franchise. Transfer franchise fees represent the amounts received from the transfer of ownership of a franchise and are recognized when received. The transfer fee is implemented to cover the Company's administrative and other expenses in connection with the transfer. For the nine months ended February 29,

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

2004 and 2003 (unaudited), transfer franchise fees totaled $75,000 and $150,000, respectively. For the three months ended February 29, 2004 and 2003, transfer franchise fees totaled $0 and $0, respectively.

CENTRAL HOCKEY LEAGUE:

Corporate sponsorship fees represent amounts received from third-party sponsors. Revenues are recognized when invoiced.

ASSESSMENT FEES:

Pursuant to the terms of the JOA, each team will pay assessment fees of $75,000 per annum, plus $15,000 per annum for officiating costs. In addition, the teams from the WPHL pay an extra $10,000 per annum to cover Global costs. The fees are recognized ratably over the year. At the end of the year, net profits/losses are shared proportionately based upon the amount of revenues that each member of the JOA has contributed to the league.

COLISEUM DEVELOPMENT:

ICC has received design and build contract revenue from various municipalities. These are recognized as income ratably over the duration of the contract. The Company has entered into several construction project supervisory contracts. The revenues from these contracts are recognized ratably over the duration of the contract. The Company has also entered into several sales contracts with municipalities whereby the Company earns a commission for the sale of naming rights, luxury suites, and advertising. This revenue is recognized ratably over the term of the contract.

GLOBAL ENTERTAINMENT MARKETING SYSTEMS:

GEMS contracts to sell all contractually obligated income sources including, but not limited to, facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts created by the development and operation of multi-purpose arenas. The revenues from these contracts are recognized ratably over the duration of the contract.

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is based on the weighted average number of common shares outstanding (post-reverse split) during the periods. As of February 29, 2004 and 2003 there were 224,107 (unaudited), and 237,608 (unaudited), potentially dilutive warrants and options outstanding, respectively. The warrants and options were not assumed exercised because their exercise price was equal to, or in excess of, the average market price of the common stock for the periods presented. (See reverse stock split).

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

REVERSE STOCK SPLIT

Effective May 13, 2003, the Company's Board of Directors approved a one-for-two reverse stock split. The financial statements, notes and other references to share and per-share data reflect the reverse stock split for all periods presented.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                 Nine months ended February 29,   Three months ended February 29,
                                                      2004           2003            2004            2003
                                                    ---------      ---------       ---------       ----------
                                                   (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
Net income (loss), as reported                      $  24,825      $ 583,859       $ (57,308)      $   78,104
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects            (4,560)      (143,036)             --               --
                                                    ---------      ---------       ---------       ----------

Pro forma net income (loss)                         $  20,265      $ 440,823       $ (57,308)      $   78,104
                                                    =========      =========       =========       ==========
Earnings (loss) per share:
  Basic and diluted, as reported                    $    0.01      $    0.14       $   (0.01)      $     0.02
                                                    =========      =========       =========       ==========

  Basic and diluted, pro forma                      $    0.01      $    0.11       $   (0.01)      $     0.02
                                                    =========      =========       =========       ==========

Due to the Company's net operating loss carryforwards, the assumed tax effect was deemed to be immaterial.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

As of February 29, 2004 and May 31, 2003, property and equipment was comprised of the following:

                                                 February 29,           May 31,
                                                    2004                 2003
                                                  ---------           ---------
                                                 (Unaudited)
Office furniture and equipment                    $ 106,486           $  82,006
Computer equipment                                   55,354              49,368
                                                  ---------           ---------
                                                    161,840             131,374
Less:  accumulated depreciation                    (133,841)           (129,214)
                                                  ---------           ---------

                                                  $  27,999           $   2,160
                                                  =========           =========

Total depreciation expense equaled $5,807 and $12,985 for the nine months ended February 29, 2004 and 2003 (unaudited) and $13,766 and $20,966 for the years ended May 31, 2003 and 2002, respectively.

--------------------------------------------------------------------------------
                                     NOTE 3
                                INTANGIBLE ASSETS
--------------------------------------------------------------------------------

As of February 29, 2004 and May 31, 2003, intangible assets were comprised of the following:

                                                 February 29,           May 31,
                                                    2004                 2003
                                                  ---------           ---------
                                                 (Unaudited)
Patent and trademarks                             $   8,032           $   7,964
Covenant not to compete                              50,000              50,000
Franchising rights                                   75,000              75,000
Acquisition costs                                   114,220              50,000
                                                  ---------           ---------
                                                    247,252             182,964
Less: accumulated amortization                      (72,598)            (58,373)
                                                  ---------           ---------

                                                  $ 174,654           $ 124,591
                                                  =========           =========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                                LOANS RECEIVABLE
--------------------------------------------------------------------------------

The loans receivable as of February 29, 2004 and May 31, 2003, are comprised of the following:

                                                 February 29,           May 31,
                                                    2004                 2003
                                                  ---------           ---------
                                                 (Unaudited)
Due from franchisees, non-interest bearing,
 payable on demand, deemed long-term              $ 89,464            $ 89,464
                                                  --------            --------
                                                    89,464              89,464
Less: reserve for collection costs and
 collectibility                                    (75,759)            (49,464)
                                                  --------            --------
                                                    13,705              40,000
Less: current portion                                   --                  --
                                                  --------            --------

Long-term receivable                              $ 13,705            $ 40,000
                                                  ========            ========

--------------------------------------------------------------------------------
                                     NOTE 5
                           PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------

The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. Federal corporate statutory income tax rate of 34% to the income before income taxes as follows:

                                      Nine months ended February 29,    Three months ended February 29,
                                          2004            2003              2004            2003
                                        ---------       ---------         ---------       ---------
                                       (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
Computed "expected" tax expense         $   8,000       $ 186,000         $ (18,000)      $  25,000
Entertainment, depreciation and
 amortization expenses                     (2,000)        (20,000)            2,000          (5,000)
Valuation allowance - benefit of net
 operating loss carryforward               (8,000)       (201,000)           19,000         (25,000)
State income taxes                          2,000          35,000            (3,000)          5,000
                                        ---------       ---------         ---------       ---------

                                        $      --       $      --         $      --       $      --
                                        =========       =========         =========       =========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                     PROVISION FOR INCOME TAXES (CONTINUED)
--------------------------------------------------------------------------------

At February 29, 2004 and May 31, 2003, the deferred tax assets consist of the following:

                                                 February 29,           May 31,
                                                    2004                 2003
                                                  ---------           ---------
                                                 (Unaudited)
Current portion:
  Allowance for doubtful accounts                 $  21,000           $  21,000
  Federal loss carryforwards                        311,000             317,000
  State loss carryforwards                           68,000              70,000

Long-term portion:
  Depreciation and amortization                       3,000               3,000
                                                  ---------           ---------
                                                    403,000             411,000
Less: valuation allowance                          (157,000)           (165,000)
                                                  ---------           ---------

Net deferred tax asset                            $ 246,000           $ 246,000
                                                  =========           =========

The Company has established a valuation allowance equal to a portion of the net deferred tax asset primarily due to the uncertainty in the utilization of net operating loss carryforwards. During the nine months ended February 29, 2004 and the year ended May 31, 2003, the valuation allowance was reduced by $22,000 (unaudited) and $331,300, primarily to reflect the benefit of the utilization of the net operating loss carryforwards in the current period.

The Company's approximate federal and state net operating loss carryforwards at February 29, 2004 are $984,000 (unaudited). The net operating loss carryforwards may be applied against future taxable income. They expire as follows:

     Amount of Unused             Federal Expiration           State Expiration
Federal and State Operating           During Year                 During Year
    Loss Carryforwards               Ended May 31,               Ended May 31,
    ------------------               -------------               -------------
        $960,000                         2021                         2006
          24,000                         2022                         2007
        --------

        $984,000
        ========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 6
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

As of February 29, 2004 and May 31, 2003, the Company had notes payable as follows:

                                                                        February 29,      May 31,
                                                                           2004            2003
                                                                         --------        --------
                                                                        (Unaudited)
18% per annum notes payable to various related parties,
 interest due quarterly, principal due on demand; unsecured              $     --        $ 31,731
18% per annum notes payable to various individuals and
 entities, interest due quarterly, principal due on demand; unsecured          --           5,225
                                                                         --------        --------
                                                                               --          36,956
Less:  current maturities                                                      --         (36,956)
                                                                         --------        --------

Long-term portion                                                        $     --        $     --
                                                                         ========        ========

--------------------------------------------------------------------------------
                                     NOTE 7
                                     EQUITY
--------------------------------------------------------------------------------

WARRANTS

As of February 29, 2004, the Company had 500 (unaudited) warrants outstanding to purchase common stock. All of the warrants are convertible into one share of common stock at $3.50 per share. They all carry exercise terms of five (5) years. All of the warrants are vested and exercisable as of February 29, 2004. The following table summarizes warrant activity:

                                                                               Weighted
                                                                                Average
                                                                 Number        Exercise
                                                               of Warrants       Price
                                                               -----------       -----
Outstanding at May 31, 2001                                      18,000         $ 1.75
Granted                                                              --             --
Exercised                                                            --             --
Forfeited                                                            --             --
                                                                -------         ------
Outstanding and exercisable at May 31, 2002                      18,000           1.75
Granted                                                              --             --
Exercised                                                            --             --
Forfeited                                                       (17,000)          1.75
                                                                -------         ------
                                                                  1,000           1.75
Effect of 1 for 2 reverse stock split on May 13, 2003              (500)          3.50
                                                                -------         ------
Outstanding and exercisable at May 31, 2003                         500           3.50
Granted                                                              --             --
Exercised                                                            --             --
Forfeited                                                            --             --
                                                                -------         ------
Outstanding and exercisable at February 29, 2004 (unaudited)        500         $ 3.50
                                                                =======         ======

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

WARRANTS (CONTINUED)

Information with respect to warrants outstanding and exercisable at February 29, 2004 is as follows:

                                            (Unaudited)
                       Warrants Outstanding               Warrants Exercisable
           ----------------------------------------      -----------------------
                           Weighted
                           Average         Weighted                     Weighted
                          Remaining         Average                      Average
Exercise   Number of     Contractual       Exercise        Number       Exercise
 Price     Warrants     Life (in years)      Price       of Warrants      Price
 -----     --------     ---------------      -----       -----------      -----
$ 3.50       500             1.96           $ 3.50           500         $ 3.50

OPTIONS

During 2000, the Company adopted the 2000 Long-Term Incentive Plan. The Plan authorizes the Company's Board of Directors to grant both qualified incentive and non-qualified stock options and restricted stock awards to selected officers, key employees, outside consultants and directors of the Company or its wholly-owned subsidiaries for up to an aggregate of 750,000 shares of the Company's common stock, as amended in the current year. As of February 29, 2004, a total of 223,607 (unaudited) options have been issued under the Plan.

During the nine months ended February 29, 2004, the Company issued 8,000 (unaudited) options. During the nine months ended February 29, 2003, the Company issued 190,715 (unaudited) options (prior to the 1 for 2 reverse stock split). These options were issued to various directors and managers. Options granted prior to May 31, 2003 had an exercise price of $1.75. Options granted during the nine months ended February 29, 2004 had an exercise price of $3.50 (unaudited). Each option, with the exception of 10,000 options, has a term of ten (10) years. Ten thousand options granted in fiscal year 2003 have a term of two (2) years.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

The following is a table of activity for all options:

                                                                                    Weighted
                                                                    Number of        Average
                                                                     Options      Exercise Price
                                                                     -------      --------------
Options outstanding at May 31, 2001                                   35,000         $ 1.75
   Granted                                                           240,500           1.75
   Exercised                                                              --             --
   Forfeited                                                              --             --
                                                                    --------         ------
Outstanding and exercisable at May 31, 2002                          275,500           1.75
   Granted                                                           190,715           1.75
   Exercised                                                              --             --
   Forfeited                                                         (10,000)          1.75
                                                                    --------         ------
                                                                     456,215           1.75
Effect of 1 for 2 reverse stock split on May 13, 2003               (228,108)          3.50
                                                                    --------         ------
Outstanding and exercisable at May 31, 2003                          228,107           3.50
   Granted                                                             8,000           3.50
   Exercised                                                              --             --
   Forfeited                                                         (12,500)            --
                                                                    --------         ------
Outstanding and exercisable at February 29, 2004 (unaudited)         223,607         $ 3.50
                                                                    ========         ======

Additional information about outstanding options to purchase the Company's common stock as of February 29, 2004 is as follows:

                                          (Unaudited)
                      Options Outstanding                   Options Exercisable
           -------------------------------------------    ----------------------
                           Weighted
                           Average            Weighted                  Weighted
                          Remaining           Average                   Average
Exercise   Number of     Contractual          Exercise      Number      Exercise
 Price      Options    Life (in years)         Price      of Options     Price
 -----      -------    ---------------         -----      ----------     -----
$ 3.50      223,607         7.40              $ 3.50        223,607      $ 3.50

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

OPTIONS (CONTINUED)

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 Nine months ended February 29,
                                                   2004                 2003
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)
Expected volatility                                     0%                  0%
Risk-free interest rate                              4.00%               5.67%
Expected dividends                                  --                  --
Expected life                                    10 Years            10 Years
Value of individual options                      $   0.57            $   0.75

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees, since the exercise prices were not less than the fair value of the Company's stock on the grant dates. Had compensation cost been determined based on the fair value on the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's net income (loss) per share would have been as follows:

                         Nine months ended February 29,     Three months ended February 29,
                               2004         2003               2004         2003
                               ----         ----               ----         ----
Net income (loss):         (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)
  As reported                 24,825       583,859           (57,308)       78,104
  Pro forma                   20,265       440,823           (57,308)     (102,271)

Income (Loss) per share:
  As reported                   0.01          0.14             (0.01)         0.02
  Pro forma                     0.01          0.11             (0.04)        (0.03)

--------------------------------------------------------------------------------
                                     NOTE 8
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASES

The Company previously leased office space in Phoenix, Arizona under a month-to-month operating lease agreement, at a rate of $6,300 per month. During September, 2001, the Company signed a three (3) year lease for new office space in Scottsdale, Arizona at a rate of $5,846 per month. The Company also entered into a five (5) year operating lease for office equipment at a rate of $518 per month.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 8
                    COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

OPERATING LEASES (CONTINUED)

Effective July, 2003, the Company entered into a new four-year lease agreement for office space from a related party. Under the terms of the agreement, the Company will pay $9,100 per month for the first two years of the agreement, and $9,803 per month for the third and fourth years. In conjunction with the signing of this lease, the related party assumed the above-mentioned three-year lease, which commenced in September 2001, and no further obligation exists for same.

During the nine months ended February 29, 2004, the Company entered into a (3) three year operating lease for office equipment at a rate of $392 per month.

Total rent expense was approximately $78,373 and $51,563 (unaudited) for the nine months ended February 29, 2004 and 2003, respectively, and $76,000 and $97,000 for the years ended May 31, 2003 and 2002, respectively. Future minimum lease payments are as follows:

    Year ending
      May 31,                                       Amount
      -------                                       ------
                                                 (Unaudited)
       2004                                       $ 117,531
       2005                                         117,422
       2006                                         122,345
       2007                                          68,623
                                                  ---------

                                                  $ 425,921
                                                  =========

CONTINGENCIES

The Company, in the ordinary course of business, has ancillary exposure to the general public. As with all such facilities there exists a degree of risk that fans may be accidentally injured. To mitigate this risk, management has obtained insurance coverage, which they believe effectively covers any reasonable potential liability.

--------------------------------------------------------------------------------
                                     NOTE 9
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE -RELATED PARTIES AND MISCELLANEOUS

The accounts receivable miscellaneous and related parties include a balance of $7,000 as of May 31, 2003 from a related party. This $7,000 was collected during the nine months ended February 29, 2004. The principal receivable as of February 29, 2004 is for $136,000, (unaudited) advanced, by the Company to the former El Paso Franchise. It is anticipated that these funds will be recouped on the resale of the franchise. The total amounts are non-interest bearing, due on demand, and are net of an allowance for doubtful accounts of $5,667 (unaudited) as of February 29, 2004.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 9
                     RELATED PARTY TRANSACTIONS (CONTINUED)
--------------------------------------------------------------------------------

ACCOUNTS PAYABLE

Included in accounts payable at February 29, 2004 is approximately $13,000 (unaudited) owed to a related party relating to the Company's Advisory Service Agreement.

COMMITMENTS AND CONTINGENCIES

Effective July 2003, the Company entered into a new four-year lease agreement for office space from a related party. Under the terms of the agreement, the Company will pay $9,100 per month for the first two years of the agreement, and $9,803 per month for the third and fourth years. In conjunction with the signing of this lease, the related party assumed the aforementioned three-year lease, which commenced in September 2001, and no further obligation exists for same.

ADVISORY SERVICE AGREEMENT

The Company entered into an Advisory Service Agreement on October 8, 1999 with a related party. The agreement engages the related party to act as the exclusive financial advisor for the Company. In consideration for the advisory services, the Company is obligated to pay specific fees. The related party would receive 10% of the gross proceeds of any private placement of equity, 5% of the gross proceeds of any private placement of debt, and 4% of the gross proceeds of any public placement of equity or debt of the Company. A fee would also be received if the Company is involved in a merger or acquisition. The fees are to be (i) 5% of the consideration from $1 to $3,000,000, plus (ii) 4% of the consideration from $3,000,000 to $6,000,000, plus (iii) 3% of the consideration from $6,000,000 to $9,000,000, plus (iv) 2% of the consideration from $9,000,000 to
$12,000,000, plus (v) 1% of the consideration in excess of $12,000,000.

The shareholder has the right of first refusal to act as the exclusive financial advisor for the Company for a period of two years from the date of successfully closing a financing, as described above, for a transaction involving the purchase, sale, merger, consolidation or business combination of the Company. The Company and the related party will enter into an agreement appropriate and customary for services and compensation that is competitive to market conditions at the time the right is exercised.

Effective July 18, 2001, the Company renewed its Advisory Service Agreement for an additional two years at a rate of $7,500 per month. It is anticipated by the Company that the Advisory Service Agreement will be renewed subsequent to the merger with Cragar for an additional two (2) years, at a rate of $12,500 per month.

--------------------------------------------------------------------------------
                                     NOTE 10
                          CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------

The Company maintains cash at various financial institutions. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At February 29, 2004 and May 31, 2003, the Company had uninsured cash and cash equivalents in the approximate amounts of $0 (unaudited) and $64,000, respectively.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 11
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

The Company subsequent to quarter end, completed the Plan of Merger with Cragar Industries, Inc. ("Cragar"). The completion of the merger was subject to the effectiveness of the Company's Registration Statement filed with the Securities and Exchange Commission, which occurred on February 13, 2004, and any applicable blue-sky registration or qualification, and the approval of the merger by the majority of the stockholders of Cragar, which occurred on March 19, 2004.

TERMS

The Company issued 1,260,277 shares of its common stock in the merger with Cragar. All of the Cragar common stock outstanding will be exchanged for 815,400 shares of the Company's common stock. In addition, Cragar debt holders will convert $1,265,500 of outstanding secured debt to 444,877 shares of the Company's common stock. Each outstanding option or warrant to acquire shares of Cragar common stock will be exchanged for approximately 0.2091 options or warrants to acquire shares of the Company's common stock, based on this exchange ratio.

A consulting fee in the amount of $250,000 will be paid in relation to the merger. The fee will be paid $50,000 at the time of closing, and a $200,000 note payable.

The following unaudited pro forma condensed consolidated financial statements reflect the Company's merger with Cragar. The unaudited pro forma condensed consolidated balance sheet assumes the acquisition of Cragar occurs on February 29, 2004. The unaudited balance sheet of Cragar is dated as of December 31, 2003. Management believes that no material transactions transpired in the ensuing months. The unaudited pro forma condensed consolidated statements of operations combine the operations of the Company for the year ended May 31, 2003, with the operations of Cragar for the year ended June 30, 2003 and for the nine month period ended February 29, 2004 and December 31, 2003, respectively. Management believes that the operating statements of Cragar for the twelve months ended June 30, 2003 and the six months ended December 31, 2003 would materially reflect the operations of Cragar for the twelve months ended May 31, 2003 and the nine months ended February 29, 2004, if they had been available.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 11
                          SUBSEQUENT EVENTS (CONTINUED)
--------------------------------------------------------------------------------

            GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES ("GEC") Unaudited Pro Forma Condensed Consolidated Balance Sheets
                                February 29, 2004

The unaudited pro forma condensed consolidated balance sheet assumes the acquisition of Cragar occurs on February 29, 2004, pursuant to the Definitive Agreement and Plan of Merger and are based on the estimates and assumptions set forth herein and in the notes to such statements utilizing the historical balance sheets of GEC as of February 29, 2004 and Cragar as of December 31, 2003. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

                                            Historical GEC      Historical Cragar       Pro-forma
                                           February 29, 2004    December 31, 2003      Adjustments      Pro-forma
                                           -----------------    -----------------      -----------      ---------
Current Assets:
  Cash and cash equivalents                  $    62,802          $   387,880     (C)   $ (50,000)     $   400,682
  Accounts receivable - trade                    358,899              358,899
  Accounts receivable - miscellaneous
   and related party                             194,219              104,300     (D)     (49,134)         249,385
  Investments                                         --               78,489                               78,489
  Prepaid expenses                                23,791                   --                               23,791
                                             -----------          -----------                          -----------

      Total Current Assets                       639,711              570,669                            1,111,246

Loans Receivable                                  13,705                   --                               13,705
Property and Equipment, net                       27,999                3,434                               31,433
Goodwill, net                                    518,750                   --     (A)   3,096,331        3,865,081
                                                                                  (C)     250,000
Intangible Assets, net                           174,654              174,654
Deferred Income Tax and Other Assets             254,500                   --                              254,500
                                             -----------          -----------                          -----------

      Total Assets                           $ 1,629,319          $   574,103                          $ 5,450,619
                                             ===========          ===========                          ===========
Current Liabilities:
  Notes payable - related party              $        --          $   705,500     (B)    (705,500)     $        --
  Accounts payable                               212,209               64,016     (D)     (49,134)         227,091
  Accrued interest                               744,054                8,700                              752,754
  Accrued liabilities                            246,742               12,405     (C)     200,000          459,147
                                             -----------          -----------                          -----------

      Total Current Liabilities                1,203,005              790,621                            1,438,992

Note payable - long term                              --              560,000     (B)    (560,000)              --
                                             -----------          -----------                          -----------

      Total Liabilities                        1,203,005            1,350,621                            1,438,992
                                             -----------          -----------                          -----------

Commitments and Contingencies                         --                   --                                   --

                                             -----------          -----------                          -----------
Stockholders' Equity (Deficit)                   426,314             (776,518)    (A)     776,518        4,011,627
                                             -----------          -----------                          -----------
                                                                                  (A)   2,319,813
                                                                                  (B)   1,265,500
      Total Liabilities and Stockholders'
       Equity (Deficit)                      $ 1,629,319          $   574,103                          $ 5,450,619
                                             ===========          ===========                          ===========

(A) To record the issuance of 815,400 shares of the Company's common stock, valued at $2.845 per share, in exchange for all the outstanding shares of Cragar Industries' common stock.
(B) To record the conversion of $1,265,500 of debt to 444,877 shares of the Company's common stock, valued at $2.845 per share.
(C) To record the payment of $250,000 in consulting fees related to the merger, $50,000 payable upon closing of the merger, and $200,000 payable in installments.
(D)  To eliminate intercompany balances.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 11
                          SUBSEQUENT EVENTS (CONTINUED)
--------------------------------------------------------------------------------

            GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES ("GEC")
         Unaudited Pro Forma Condensed Consolidated Operating Statements
                             Year Ended May 31, 2003

The unaudited pro forma condensed consolidated operating statements assumes the acquisition of Cragar occurred on the first day of the year ended May 31, 2003, pursuant to the Definitive Agreement and Plan of Merger and are based on the estimates and assumptions set forth herein and in the notes to such statements utilizing the historical audited operating statements of GEC for the year ended May 31, 2003 and of Cragar for the year ended June 30, 2003. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future. This scenario assumes a possible 0% rescission of the debt conversions.

                                                 Historical         Historical
                                                    GEC               Cragar           Pro-forma
                                                May 31, 2003       June 30, 2003      Adjustments      Pro-forma
                                                ------------       -------------      -----------      ---------
Revenues
  Assessment fees                                $ 1,550,000        $        --                       $ 1,550,000
  Franchise fees                                   1,620,000                 --                         1,620,000
  Design and build revenue                           347,227                 --                           347,227
  Corporate sponsorship revenue                       34,286                 --                            34,286
  Business plan development revenue                  244,704                 --                           244,704
  Other revenue                                       48,174                 --                            48,174
  Royalty revenues                                        --            516,034                           516,034
                                                 -----------        -----------                       -----------
                                                   3,844,391            516,034                         4,360,425
                                                 -----------        -----------                       -----------

Operating Costs
  Cost of revenues                                   601,500                 --                           601,500
  Business plan development costs                     25,461                 --                            25,461
  Selling, general and administrative expenses     2,425,600            747,384                         3,172,984
                                                 -----------        -----------                       -----------
                                                   3,052,561            747,384                         3,799,945
                                                 -----------        -----------                       -----------

Income from Operations                               791,830           (231,350)                          560,480

Other Income (Expense)
  Interest income                                      1,062                 --                             1,062
  Interest expense                                   (35,633)          (133,619)    (A)  $ 133,619        (35,633)
  Joint operating agreement split                   (122,530)                --                          (122,530)
  Other                                                   --            157,534                           157,534
  Gain on investment                                      --             35,513                            35,513
  Litigation settlement proceeds                          --            121,594                           121,594
                                                 -----------        -----------                       -----------

Net income (loss) before extraordinary item          634,729            (50,328)                          718,020

Extraordinary item:  Forgiveness of debt                  --            231,371                           231,371
                                                 -----------        -----------                       -----------

Net income                                       $   634,729        $   181,043                       $   949,391
                                                 ===========        ===========                       ===========

Income Per Share - Basic and Diluted             $      0.16        $      0.05                       $      0.18
                                                 ===========        ===========                       ===========

Weighted Average Number of Shares
 Outstanding - Basic and Diluted                   4,062,777          3,839,429     (B) (2,579,152)     5,323,054
                                                 ===========        ===========                       ===========

(A)  To record the effect of the conversion of the $1,265,500 of debt to equity.
(B) To record the effect of the issuance of 1,260,277 of the Company's common stock in exchange for all Cragar Industries' common stock and $1,265,500 of debt in connection with the merger.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 11
                          SUBSEQUENT EVENTS (CONTINUED)
--------------------------------------------------------------------------------

            GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES ("GEC")
         Unaudited Pro Forma Condensed Consolidated Operating Statements
                       Nine Months Ended February 29, 2004

The unaudited pro forma condensed consolidated operating statements assumes the acquisition of Cragar occurred on the last day of the nine month period ended February 29, 2004, pursuant to the Definitive Agreement and Plan of Merger and are based on the estimates and assumptions set forth herein and in the notes to such statements utilizing the historical operating statements of GEC for the nine month period ended February 29, 2004 and of Cragar for the six month period ended December 31, 2003. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future. This scenario assumes a possible 0% rescission of the debt conversions.

                                                  Historical           Historical
                                                     GEC                 Cragar            Pro-forma
                                              February 29, 2004     December 31, 2003     Adjustments      Pro-forma
                                              -----------------     -----------------     -----------      ---------
Revenues
  Assessment fees                                $ 1,237,500          $        --                        $ 1,237,500
  Franchise and transfer fees                         90,690                   --                             90,690
  GEMS revenues                                      253,761                   --                            253,761
  Corporate sponsorship revenue                      289,500                   --                            289,500
  ICC revenues                                       567,190                   --                            567,190
  Other revenue                                       76,442                   --                             76,442
  Royalty revenues                                        --              270,020                            270,020
                                                 -----------          -----------                        -----------
                                                   2,515,083              270,020                          2,785,103
                                                 -----------          -----------                        -----------
Cost of revenues                                     483,485                   --                            483,485
Business plan development costs                       19,478                   --                             19,478
Selling, general and administrative expenses       1,904,063              360,424                          2,264,487
                                                 -----------          -----------                        -----------
                                                   2,407,026              360,424                          2,767,450
                                                 -----------          -----------                        -----------

Income (Loss) from Operations                        108,057              (90,404)                            17,653

Other Income (Expense)
  Interest income                                      6,199                   --                              6,199
  Interest expense                                    (1,485)             (57,542)   (A)   $  57,542          (1,485)
  Joint operating agreement split                    (87,946)                  --                            (87,946)
  Recovery of bad debt                                    --              399,709                            399,709
  Other                                                   --                  492                                492
                                                 -----------          -----------                        -----------

Net income                                       $    24,825          $   252,255                        $   334,622
                                                 ===========          ===========                        ===========

Income Per Share - Basic and Diluted             $      0.01          $      0.07                        $      0.06
                                                 ===========          ===========                        ===========
Weighted Average Number of Shares
   Outstanding - Basic and Diluted                 4,068,115            3,869,532    (B)  (2,609,255)      5,328,392
                                                 ===========          ===========                        ===========

(A)  To record the effect of the conversion of the $1,265,500 of debt to equity.
(B) To record the effect of the issuance of 1,260,277 of the Company's common stock in exchange for all Cragar Industries' common stock and $1,265,500 of debt in connection with the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the "safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Global Entertainment Corporation that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Global Entertainment Corporation's management. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Registration Statement on Form S-4 under the section entitled "Risk Factors". You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Global Entertainment Corporation undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

GENERAL

The following is management's discussion and analysis of certain significant factors affecting the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management's Discussion and Analysis or Plan of Operation is based on Global Entertainment's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the board of directors. Actual results may differ from these estimates under different assumptions and conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

Global Entertainment recognizes revenues from assessment fees ratably over the year to which they apply. Revenues from initial franchise fees are recognized when the franchise agreement is signed and Global Entertainment has met all of its significant obligations under the terms of the franchise agreement. Revenues from transfer franchise fees are recognized when received. Design and build revenues are recognized ratably over the respective contract life, as is the revenue from most contractually obligated and sales contract revenues. If there were changes in the facts and circumstances in any of these various revenue streams the contracting parties may fail to perform on their payment terms, or dispute amounts owed, which could significantly affect Global Entertainment's revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Global Entertainment provides for potential uncollectible trade and miscellaneous receivables based on specific credit information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased delinquencies.

IMPAIRMENT OF GOODWILL. Global Entertainment's intangible assets of approximately $693,000 as of February 29, 2004 are comprised principally of goodwill. Goodwill is tested for impairment on at least an annual basis and would be written down if the carrying value were deemed to be impaired. Global Entertainment recorded this goodwill in relation to its acquisition of ICC. This goodwill is subject to the provisions of SFAS No. 142 and accordingly, is not being amortized. If economic conditions were to change, this could cause an impairment of the carrying value of the goodwill, which would require a charge to earnings.

DEFERRED TAX ASSET. Global Entertainment accounts for its deferred income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Currently, Global Entertainment has recorded a deferred tax asset, of which the ultimate realization is dependent upon the utilization of net operating loss carryforwards, as well as existing corporate income tax rates. Changes in these facts and circumstances could affect the carrying value of the deferred tax asset.

JOINT OPERATING AGREEMENT. In June 2001, WPHL, Inc., on behalf of the WPHL, entered into a ten year joint operating agreement with CHL, Inc. Under the terms of the joint operating agreement, the WPHL will handle all operating functions of the combined league, with the profit from league operations being split between WPHL, Inc. and CHL, Inc. based upon the number of teams from the respective leagues. The allocation of expenses and division of profits involves some degree of estimation. Changes in these estimates could affect the allocation of profits under the terms of the joint operating agreement.

RESULTS OF OPERATIONS

The following table sets forth certain condensed statements of operations data for the nine-months ended February 29, 2004 and 2003 and the three months ended February 29, 2004 and 2003:

                                      Nine months ended February 29,      Three months ended February 29,
                                          2004            2003                2004             2003
                                       ----------      ----------          ----------       ----------
Revenues                               (Unaudited)     (Unaudited)         (Unaudited)      (Unaudited)
  Assessment fees                      $1,237,500      $1,162,500          $  412,500       $  387,500
  Franchise and transfer fees              90,690       1,095,000                  --          350,000
  GEMS revenue                            253,761              --              90,722               --
  Corporate sponsorship revenue           289,500          14,786             215,875            9,774
  ICC revenue                             567,190         340,826             124,954          144,151
  Other revenue                            76,442         217,224              39,867           49,760
                                       ----------      ----------          ----------       ----------
                                        2,515,083       2,830,336             883,918          941,185
                                       ----------      ----------          ----------       ----------
Operating Costs
  Cost of revenues                        483,485         462,500             259,071          150,000
  Business plan development costs          19,478          10,000               3,500           10,000
  General and administrative costs      1,904,063       1,755,079             674,168          701,387
                                       ----------      ----------          ----------       ----------
                                        2,407,026       2,227,579             936,739          861,387
                                       ----------      ----------          ----------       ----------

Income (loss) from Operations             108,057         602,757             (52,821)          79,798

NINE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2003

REVENUES:

ASSESSMENT FEES. Revenue from assessment fees increased by $75,000 from 2003 to 2004. These revenues are allocated pursuant to the terms of the joint operating agreement, which uses a calculation based on the number of teams fielded during the season from each of the two leagues, the CHL and the WPHL. At the present time, there are 12 WPHL teams and 5 CHL teams participating in league play. This increase represents a 6% increase in revenues.

FRANCHISE AND TRANSFER FEES. Overall revenue from franchise and transfer fees decreased 92% for the nine months ended February 29, 2004 as compared to February 28, 2003, which was attributable primarily to the sale of two franchises in fiscal year 2003 versus the transfer of an existing franchise in fiscal year 2004. During fiscal year 2003, the Colorado Eagles franchise sold for $1 million and the Hidalgo franchise sold for $500,000. There is no assurance that Global Entertainment will continue to be able to sell new franchises each fiscal year.

GEMS REVENUE. Commission revenues for GEMS totaled $253,761 for the nine months ended February 29, 2004. GEMS completed the marketing campaign in Hidalgo, Texas for the Dodge Arena, previously referred to as the Rio Grande Valley Events Center. Contracts for club seats, luxury suites, naming rights, pouring rights, ticketing vendor contracts, and advertising contracts comprise the majority of revenue generating opportunities for this subsidiary.

CORPORATE SPONSORSHIP REVENUE. Revenues from sales of corporate sponsorships increased over 1800% to $289,500 for the nine months ended February 29, 2004 from $14,786 in 2003. This increase was due primarily to the successful negotiation of a new corporate contract with a national insurance company for CHL sponsorships. There is no assurance that this contract will be renewed in the future, or that the Company will be able to successfully negotiate other such contracts.

ICC REVENUE. Revenues generated by ICC increased by 66% to $567,190 as compared to $340,826 for the nine months ended February 29, 2004, and February 28, 2003, respectively. This increase was attributable primarily to the continued billings for the Dodge Arena and the new facility project-management contract in Youngstown, Ohio. There can be no assurance that ICC will be able to continue to develop new projects and serve as the project manager for the construction of new facilities in the future.

OTHER REVENUE. Other revenue decreased 65% to $76,442 for the nine months ended February 29, 2004 compared to $217,224 for the nine months ended February 28, 2003. This decrease was predominantly related to the successful sale of advertising related products in fiscal year 2002-2003 for a facility in Rhode Island that did not reoccur in 2003. Global Entertainment does not expect to engage in this type of business in the ordinary course of business, but will continue to seek such additional opportunities in the future.

OPERATING COSTS:

COST OF REVENUES. Cost of revenues increased slightly for the nine months ended February 29, 2004 to $483,485 from $462,500 for the nine months ended February 28, 2003. The increase of 5% was primarily due to costs associated with the fulfillment of advertising requirements for a league sponsorship contract. These types of costs are not recurring in nature.

BUSINESS PLAN DEVELOPMENT COSTS. Business plan development costs increased to $19,478 for the nine months ended February 29, 2004 compared to $10,000 for the nine months ended February 28, 2003. During the current period, ICC was able to secure engagements for the completion of business plans in Penticton, British Columbia and Curry County, New Mexico.

GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses increased by 8% to $1,904,063 for the nine months ended February 29, 2004 from $1,755,079 for the nine months ended February 28, 2003. This increase was due to general corporate expansion and an increase in officiating expenses due to the increase in the number of teams participating in league play during the year.

JOINT OPERATING AGREEMENT SPLIT. The joint operating agreement for the CHL includes provisions for WPHL, Inc. and CHL, Inc. to split the income from the operations of the CHL. The $87,946 expense shown on the Statement of Operations for the nine months ended February 29, 2004 represents the "splitting" of net income per the terms of the joint operating agreement.

INCOME FROM OPERATIONS. Income from operations was $108,057 for the nine months ended February 29, 2004 compared to $602,757 for the nine months ended February 28, 2003. The lack of a franchise sale during the current period has a significant impact on net income.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

REVENUES:

ASSESSMENT FEES. Revenue from assessment fees for the three months ended February 29, 2004 increased by 6% to $412,500 from $387,500 over the same three-month period in 2003. This increase was the result of one new franchise being added to the league during the present fiscal year. At February 29, 2004, the CHL had 17 active teams participating in league play compared to 16 active teams as of February 28, 2003.

FRANCHISE AND TRANSFER FEES. Revenue from franchise and transfer fees for the three months ended February 29, 2004 decreased by 100%. This decrease was due to the lack of a franchise sale this fiscal year. There can be no assurance that Global Entertainment will continue to be able to sell new franchises or generate revenue from the transfer of existing franchises each fiscal year.

GEMS REVENUE. GEMS revenue for the three months ended February 29, 2004 totaled $90,722. During the three months ended February 28, 2003, no GEMS revenue was generated. The revenue generated during the three months ended February 29, 2004 was attributable to commissions generated from contractual sales for club seats, luxury suites, naming rights, pouring rights, ticketing vendor contracts, and advertising contracts for the Dodge Arena in Hidalgo, Texas.

CORPORATE SPONSORSHIP REVENUE. Revenue from sales of corporate sponsorships increased by over 2000% to $215,875 for the three months ended February 29, 2004 from $9,774 for the same period in 2003. The increase was due to the negotiation of a new sponsorship contract during the three months ended February 29, 2004.

ICC REVENUE. Revenue generated by ICC for the three months ended February 29, 2004 decreased to $124,954 from $144,151 for the three months ended February 28, 2003, a decrease of 13%. This decrease was primarily due to the completion of the project management contract for the city of Hidalgo, Texas. ICC did however, secure the project management contract for the city of Youngstown, Ohio. This contract will generate monthly fees for 22 months starting in February 2004. There can be no guarantees that ICC will continue to secure such contracts in the future.

OTHER REVENUE. Other revenue for the three months ended February 29, 2004 decreased to $39,867 from $49,760 for the same period in 2003, representing a 20% decrease. This decrease was due primarily to lower fines assessed against league teams and players during the current period over the same period in the prior year.

OPERATING COSTS:

COST OF REVENUES. Cost of revenues increased by 73% to $259,071 from $150,000 for the three months ended February 29, 2004 and February 28, 2003, respectively. This increase was predominantly due to new corporate sales fulfillment requirements. This increase was offset by an increase in Corporate Sponsorship revenue.

BUSINESS PLAN DEVELOPMENT COSTS. Business plan development costs decreased to $3,500 from $10,000 for the three months ended February 29, 2004 versus February 28, 2003, respectively, a 65% decrease. During the three months ended February 29, 2004, there were two new Business Plan Development contracts in progress for cities in Canada and the U.S.

GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses decreased by 4% to $674,168 for the three months ended February 29, 2004 from $701,387 for the three months ended February 28, 2003. This decrease can not be attributed to any specific line item on the Profit and Loss Statement, but rather a combination of effective vendor management, and effective management of a company-wide purchase order program designed to control general costs for the entire organization. Management can make no guarantees that similar favorable vendor discounts or volume discounts will be available in the future.

JOINT OPERATING AGREEMENT SPLIT. The joint operating agreement for the CHL includes provisions for WPHL, Inc. and CHL, Inc. to split the income from the operations of the CHL. The $3,530 expense shown on the Statement of Operations for the three months ended February 29, 2004 represents the "splitting" of net income per the terms of the joint operating agreement.

INCOME(LOSS) FROM OPERATIONS. Income (loss) from operations was $(52,821) for the three months ended February 29, 2004 compared to $79,798 for the three months ended February 28, 2003. This decrease of 166% was due primarily to the lack of new franchise revenue for the Company during the three month period ended February 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Global Entertainment's primary source of operating capital in fiscal year 2003-2004 is league assessments from the CHL and franchise fees. Because Global Entertainment allowed its bank line of credit to lapse in 2003 and has not secured any replacement credit facility to supplement potential shortfalls in operating capital, Global Entertainment must generate sufficient levels of cash from its operations to meet its working capital needs or rely on equity financing and long-term debt to meet its cash requirements. In addition, because a significant portion of Global Entertainment's cash flow is generated from June 15 through September 15 each year, the seasonality of revenues attributable to the CHL may make it difficult for Global Entertainment to meet current and future obligations that have payment dates or schedules that do not correspond to the seasonality of its cash flow.

Despite the lack of a credit facility, Global Entertainment believes that cash flow from operations will be sufficient to handle its working capital needs for the next 12 months. Global Entertainment also believes that, as a result of the merger, the combined Company's ability to meet its working capital needs will be enhanced to the extent the consolidation of Cragar's and Global Entertainment's operations result in lower costs as a percentage of revenue. There can be no assurance, however, that, following the merger, Global Entertainment will be successful in integrating the operations of the combined companies to the extent necessary to realize any meaningful cost savings. Global Entertainment also anticipates that, as a result of the merger, the combined company's financial condition will be significantly improved relative to Global Entertainment's current financial condition, which it expects will enhance Global Entertainment's ability to secure a replacement credit facility. If successful in securing a credit facility, Global Entertainment will be better positioned to meet its working capital needs and believes its ability to obtain additional equity or debt financing will be enhanced, if necessary, to meet its long term capital requirements.

If Global Entertainment's working capital needs exceed its cash flow from operations, and no credit facility has been secured to meet this shortfall, Global Entertainment will be required to obtain additional equity or debt financing on terms that may be unsatisfactory or may not be able to secure such financing at all. In that case, Global Entertainment's financial condition and ability to continue operations could be materially and adversely affected. In addition, the assumption of additional debt in connection with the rescission offer described herein may adversely affect Global Entertainment's ability to obtain a credit facility or other debt financing following the merger.

For the nine months ended February 29, 2004, cash provided by operating activities totaled $(108,560) compared to $633,886 for the nine months ended February 28, 2003. This is primarily the result of the lack of a new franchise sale during the current fiscal year. Cash used in investing activities was $(72,449) as compared to $57,826 for the nine months ended February 28, 2003. This increase in use of funds is predominantly attributed to the capitalized merger costs and the purchase of office furniture and computer equipment.

Cash used in financing activities was $36,956 for the nine months ended February 29, 2004 compared to $345,731 for the nine months ended February 28, 2003, a decrease of $308,775. Net repayments of Global Entertainment's line of credit and notes payable were the primary reasons for the decrease in expenditures.

SEASONALITY

Global Entertainment experiences significant seasonality in its revenue stream from assessment fees, and must budget its cash flow accordingly. Approximately 75% of assessment fees are received prior to the start of the CHL hockey season in October of each year.

INFLATION

Management believes that inflation has not been a material factor in Global Entertainment's prior operations, nor does it anticipate any significant inflationary trends in the near future.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS No. 150 did not have a significant effect on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 prescribes how to identify variable interest entities and how an enterprise accesses its interests in a variable interest entity to decide whether to consolidate that entity. In October 2003, the implementation date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a significant effect on our results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is presently not a party to any legal proceedings either as a plaintiff or defendant. During the normal course of business, from time to time, such proceedings may occur that would be typical for a firm in either the sports and entertainment industry, construction project management, or other similar lines of business that the Company may engage in.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. See Exhibit Index attached hereto.

b. Reports on Form 8-K:

On March 19, 2004 we filed a report on Form 8-K with the Commission relating to the consummation of the Company's merger with Cragar Industries, Inc.("Cragar") pursuant to which Cragar became a wholly owned subsidiary of the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Global Entertainment Corporation
                                        (Registrant)


Dated: April 14, 2004           By /s/ Richard Kozuback
                                   -----------------------------------
                                   Richard Kozuback
                                   President & Chief Executive Officer



Dated: April 14, 2004           By /s/ Philip Lajoie
                                   -----------------------------------
                                   Philip Lajoie
                                   Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT

2.1 First Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 17, 2003, by and among Global Entertainment Corporation, Global Entertainment Acquisition Corp. and Cragar Industries, Inc.(1)

2.2 Second Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 29, 2004, by and among Global Entertainment Corporation, Global Entertainment Acquisition Corp. and Cragar Industries, Inc.(2)

3.1 Amended and Restated Articles of Incorporation of Global Entertainment Corporation.(3)

3.2      Bylaws of Global Entertainment Corporation.(4)

21*      Subsidiaries of Global Entertainment Corporation.

31.1* Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer

31.2* Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Philip LaJoie, Chief Accounting Officer

32** Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and Philip LaJoie, Chief Accounting Officer

----------

*     Filed herewith.
**    Furnished herewith.
(1) Incorporated herein by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on February 12, 2004.
(2) Incorporated herein by reference to Exhibit 2.3 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on February 12, 2004.
(3) Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(4) Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.