Form 10KSB
period 2004-05-31
GLOBAL ENTERTAINMENT CORP
filed 2004-08-30
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

    For the fiscal year ended May 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ___________ to ___________

                        Commission File Number 000-50643

                        GLOBAL ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

          Nevada                                        86-0933274
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

4909 East McDowell Road, Suite 104, Phoenix, AZ         85008-4293
   (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (480) 994-0772

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $5,252,696.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $9,901,309, based on the closing price of $4.50 per share at August 20, 2004, as reported on the OTC Bulletin Board.

     At August 20, 2004, 5,340,738 shares of Global Entertainment Corporation common stock were outstanding.

     Documents incorporated by reference: Specified portions of Global Entertainment Corporation's Proxy Statement or Information Statement relating to its 2004 annual meeting of stockholders is incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                        GLOBAL ENTERTAINMENT CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                                      INDEX

PART I.
Item 1.  Description of Business                                               2
Item 2.  Description of Property                                              12
Item 3.  Legal Proceedings                                                    13
Item 4.  Submission of Matters to a Vote of Security Holders                  13

PART II.
Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchase of Equity Securities                        13
Item 6.  Management's Discussion and Analysis or Plan of Operation            13
Item 7.  Financial Statements                                                 25
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.                                                50
Item 8A. Controls and Procedures                                              50

PART III.
Item 9.  Directors and Executive Officers of the Registrant                   50
Item 10. Executive Compensation                                               50
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      50
Item 12. Certain Relationships and Related Transactions                       51
Item 13. Exhibits and Reports on Form 8-K                                     51
Item 14. Principal Accountant Fees and Services                               51

     This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the "safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Global Entertainment Corporation that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Global Entertainment Corporation's management. Words such as "outlook," "believes," "expects," "appears," "may," "will," "should," "anticipates" or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified in Item 6, Management's Discussion and Analysis--Factors That May Affect Future Results, and other risks identified herein and in future SEC filings and public announcements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update publicly any forward-looking statements.

                                     PART I.
ITEM 1.  DESCRIPTION OF BUSINESS

     OVERVIEW

     Global Entertainment Corporation (referred to in this annual report as "we," "us", Global" or "GEC") is a holding company engaged, through its wholly owned subsidiaries, in sports management, arena development and management, and licensing, ticketing and marketing. We were organized as a Nevada corporation on August 20, 1998, under the name Global II, Inc., to facilitate a settlement of claims and confirmation of a plan of reorganization pursuant to a proceeding under Chapter 11 of the United States Bankruptcy Code involving Century Pacific Corporation, a public corporation, and its subsidiary, Century Pacific Global Commerce, Ltd. Global II acquired no assets or liabilities in connection with the bankruptcy proceeding, and was formed to pursue potential business opportunities. Global II issued shares of common stock to approximately 600 stockholders and creditors of the Chapter 11 debtors to enable them to participate as stockholders in any business that might be acquired by or merged into Global II.

     In April 2000, Global II acquired all of the outstanding shares of Western Professional Hockey League, Inc. ("WPHL") from WPHL Holdings, Inc., a British Columbia corporation, in exchange for six million shares of Global II common stock. Contemporaneously with the acquisition of WPHL, we changed our name to Global Entertainment Corporation. Pursuant to a joint operating agreement between Central Hockey League, Inc., WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the "CHL"), which consists of seventeen teams located in mid-market communities in seven states, including Texas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, and Oklahoma.

     In January 2001, we formed a subsidiary to acquire the assets of International Coliseums Company, Inc. ("ICC") in exchange for 350,000 shares of Global common stock. Our subsidiary, ICC, develops and manages multipurpose entertainment facilities in mid-market communities. ICC enables us to secure a professional minor league hockey team as a primary tenant in facilities that it develops or manages, which we believe is a key factor in the viability of our managed multipurpose facilities, and to promote the development of the CHL by assisting potential franchisees in securing quality venues in which to play professional minor league hockey.

     In January 2002, we formed a third wholly owned subsidiary, Global Entertainment Marketing Systems ("GEMS"), to promote, market, and sell various services related to multipurpose entertainment facilities, including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts, among other licensing and marketing opportunities. GEMS is all currently pursuing licensing and marketing opportunities for CRAGAR-branded products, which we recently acquired, particularly with respect to those markets in which WPHL and CHL franchisees operate.

     In March  2003,  we  acquired  through  a merger  Cragar  Industries,  Inc.
("Cragar"), whereby each share of Cragar common stock was exchanged for a fractional share of Global common stock at a conversion rate of approximately 0.2091, resulting in 815,308 of our shares being issued. In addition, the holders of $1,265,500 in principal amount of outstanding Cragar debt exchanged their debt for 444,815 shares of Global common stock, and all outstanding Cragar options and warrants were converted to Global options or warrants based on the same conversion rates described above, for a total of 120,415 options and 39,960 warrants issued upon closing of the merger.

     Most recently, we formed Global Entertainment Ticketing, Inc. ("GETTIX"), a wholly owned subsidiary, as a third party provider of ticketing solutions for the multipurpose event centers under ICC management, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX intends to offer Internet and inbound ticket sales services for each client, and has the ability to create local networks of outlet sales locations in the various communities in which they serve. This subsidiary is in the startup stage and it is expected that operations will begin during the first half of the 2005 fiscal year.

     BUSINESSES AND MARKETS

     THE MINOR PROFESSIONAL HOCKEY LEAGUE BUSINESS

     Our primary historical business is the operation of the CHL, a minor professional hockey league. We believe that the CHL offers a unique entertainment alternative that is not typically available to individuals living in our targeted small- to mid-sized communities in the U.S., and that the affordable nature of tickets, refreshments, and merchandise at CHL events allows access to families and individuals at all levels of income. The introduction of a CHL franchise in these small- to mid-sized communities offers several potential benefits to CHL franchisees, including:

     * the ability to offer a unique live entertainment event that is not typically available in small- to mid-sized communities;
     * potential marketing and sponsorship opportunities through the CHL's diverse fan base; and
     * the opportunity to develop increased revenue through sales of team-licensed products.

     The introduction of a CHL franchise also offers several benefits to the small- to mid-sized community in which each CHL franchise is located, including:

     * the opportunity to increase tax revenue through direct ticket, refreshment and licensing sales at professional minor league hockey games and other events as well as indirect increases in sales at restaurants, stores and hotels surrounding the arena in which the CHL franchise plays; and
     * increased job opportunities for community citizens working for the CHL franchise or arena as well as surrounding businesses; and
     * assistance in developing property located adjacent to or near the multipurpose event facility.

     WPHL operates the CHL, which is a minor professional hockey league currently consisting of 17 teams located in small- to mid-sized communities throughout the central and southwestern regions of the United States. WPHL franchises 12 of the teams that constitute the CHL and Central Hockey League, Inc. franchises the remaining five teams that constitute the CHL. The WPHL and CHL originally consisted of 13 and 10 teams, respectively, but through attrition and franchise location, the league declined to the current 17 teams. Pursuant to a joint operating agreement with Central Hockey League, Inc., WPHL jointly manages and operates the league under the Central Hockey League name. WPHL also provides ongoing support and assistance to CHL teams in accounting, ticket sales, marketing, hockey operations, franchise development, and media services. The WPHL provides operational manuals for each team to utilize as a guide and point of reference. In addition, yearly league conferences are held to provide team owners an opportunity to meet with other franchisees and discuss operational concerns.

     We do not operate or manage any teams outside of the joint operating agreement with the CHL. Pursuant to the joint operating agreement between the CHL and the WPHL, the CHL has an option to purchase all of the WPHL's interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL. Although our strategy is to increase revenue from our arena development and marketing and licensing businesses, the exercise of this option by the CHL would eliminate our current primary source of revenue. The earliest such a transaction could occur would be at the end of the 2011 fiscal year.

     The CHL currently consists of 17 teams. The teams are divided into 4 divisions: Northeast, Northwest, Southeast and Southwest, as follows:

     Northeast                    Northwest                  Southeast                   Southwest
     ---------                    ---------                  ---------                   ---------
Bossier-Shreveport Mudbugs     Colorado Eagles            Austin Ice Bats            Amarillo Gorillas
(Bossier City, LA)             (Windsor, CO)              (Austin, TX)               (Amarillo, TX)
Forth Worth Brahmas            New Mexico Scorpions       Laredo Bucks               San Angelo Saints
(Fort Worth, TX)               (Albuquerque, NM)          (Laredo, TX)               (San Angelo, TX)
Memphis RiverKings             Wichita Thunder            Corpus Christi Rayz        Odessa Jackalopes
(Southaven, MS)                (Wichita, KS)              (Corpus Christi, TX)       (Odessa, TX)
Oklahoma City Blazers          Topeka Tarantulas          Rio Grande Valley          Lubbock CottonKings
(Oklahoma City, OK)            (Topeka, KS)               Killer Bees                (Lubbock, TX)
Tulsa Oilers                                              (Hildago, TX)
(Tulsa, OK)

     FRANCHISEE SELECTION. The WPHL has not established a fixed set of prerequisites that a prospective franchisee must meet in order to be awarded a franchise. Instead, the WPHL recruits franchisee candidates based on a variety of factors such as prior business experience, financial strength and integrity, and probable ability to operate a sports-oriented organization.

     FRANCHISE LOCATION SELECTION. The WPHL seeks to grant franchises in communities capable of sustaining and expanding a professional sports organization without saturating an existing market or penetrating a market that is already serviced by another hockey league. The WPHL markets the availability of its franchising opportunities primarily through individual association and brand identity. Franchise locations are determined by considering the following factors, among others.

     * PROXIMITY TO EXISTING FRANCHISES. The WPHL seeks to grant franchises sufficiently close to existing teams to reduce travel expenses incurred by each team, but sufficiently far away from existing teams to allow each team to have ample fan support.
     * ARENA AVAILABILITY. Because an arena is essential to a franchise's operations, the WPHL investigates the availability of an existing arena for each prospective franchise. If no arena is available, the WPHL, through its affiliate ICC, works with the prospective franchise and the municipality to provide a multipurpose arena. The WPHL also assists prospective franchisees in negotiating leases with arenas prior to establishing a franchise in a given market.
     * MARKET AND DEMOGRAPHIC DATA. The WPHL performs a detailed review of a prospective market's demographics, including the number of households, average income per household, median income, prevailing wage data, and additional general market data, to determine the suitability of the market for a franchise.
     * EXISTING COMPETITION. The WPHL seeks to grant franchises where the new franchises will not have direct competition with other hockey teams or other major sports franchises. We believe the absence of direct competition in a market allows a franchise to more easily develop fan support.

     HISTORICAL FRANCHISE ATTENDANCE. The following table reflects attendance at CHL events over the last seven seasons.

                    1997/98      1998/99     1999/2000     2000/01      2001/02      2002/03      2003/04
                    -------      -------     ---------     -------      -------      -------      -------
Numer of Teams            12           17           16           13           16           17           17
                   ---------    ---------    ---------    ---------    ---------    ---------    ---------
Regular Season     1,654,990    2,100,363    2,008,539    1,554,929    2,183,197    2,253,489    2,448,584
Playoffs             139,132      145,078      135,479      107,281      152,455      134,335      168,894
                   ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total              1,794,122    2,245,441    2,144,018    1,662,210    2,335,652    2,387,824    2,617,478
                   =========    =========    =========    =========    =========    =========    =========
Per Game Average       3,978        3,531        3,409        3,253        4,270        4,381        4,825

     Although attendance at professional minor league hockey games decreased overall by approximately 3.7% in the 2003 season compared to the 2002 season, attendance in the CHL increased by approximately 3.2%, current year figures were unavailable. During the same period, attendance at National Hockey League games increased by approximately 1.2%. The CHL has experienced two years of attendance growth despite difficult economic circumstances in the markets in which it operates. There is no assurance that the CHL will continue to experience attendance growth in the future.

     HISTORICAL TICKET REVENUE. The following table reflects ticket revenue per season for the CHL over the last seven seasons.

  1997/98         1998/99      1999/2000       2000/01        2001/02        2002/03        2003/04
  -------         -------      ---------       -------        -------        -------        -------
         12             17             16             13             16             17             17
$12,565,772    $15,118,101    $14,154,959    $10,920,344    $13,474,970    $13,781,131    $18,013,092

     FRANCHISE AGREEMENTS. The WPHL has entered into separate franchise agreements with 12 of the 17 teams. Under the franchise agreement, if conditions are met, the WPHL grants franchise rights for a ten-year term for a designated area, which may be renewed by the franchisee. The franchisee agrees to pay fees to the WPHL and the WPHL agrees to provide various services, including services relating to accounting, ticket sales, marketing, hockey operations, media, contracting and negotiating, rulemaking, administrative and training, and conferences. In addition, the WPHL and each team have continuing rights and obligations, among others, with respect to record keeping, the team's arena, participation in WPHL management, intellectual property, confidentiality, maintenance of insurance and indemnification. The remaining five teams, each of which was an original CHL team, continue to operate under a sanction agreement that requires direct payments to the CHL pursuant to the terms and conditions of the original CHL agreements.

     FRANCHISE FEES AND COSTS. Unless an alternative arrangement is made with the WPHL, franchisees pay an initial franchise fee ranging from $500,000 to $1,000,000, depending on the arena the franchisee anticipates to use to participate in the CHL. The WPHL has, in the past, shared a portion of the initial franchise fee with the other WPHL teams, and expects to continue to do so, although the sharing arrangement may be modified. The WPHL has enjoyed a steady increase in the initial franchise fees it charges franchisees. Since 1995, the WPHL's first year of operations, the initial franchise fee charged by the WPHL has increased from $100,000 to up to $1,000,000. We believe that the value of a CHL franchise has increased substantially and the WPHL has increased initial franchise fees to maintain a consistent level of quality support for new franchisees.

     The historical increase in the WPHL's initial franchise fee is set forth in the following table:

                                                                Number of Teams
                                                              Entering Franchise
      Season                      Initial Franchise Fee           Agreements
      ------                      ---------------------           ----------
     1995/1996 .................      $  100,000                      6
     1996/1997 .................      $  250,000                      6
     1997/1998 .................      $  250,000/$400,000             5
     1998/1999 .................      $  400,000                      1
     1999/2000 .................              --                      0
     2000/2001 .................              --                      0
     2001/2002 .................      $  500,000                      1
     2002/2003 .................      $  500,000/$1,000,000           2
     2003/2004 .................      $1,000,000                      1

     PLAYER AND PERSONNEL MATTERS. The quality and success of the players associated with each CHL franchise are of significant importance to the continued viability of the CHL. The following is a list of the significant issues relating to the CHL's involvement with the players:

     * RECRUITMENT. Teams recruit hockey players through a variety of means. Players predominantly come from the Canadian, American, and European junior leagues, other professional leagues, and the collegiate circuit. The CHL offers recruiting assistance to teams by providing a scouting network, whose members annually produce a compilation of scouting reports on players they have observed, which is distributed to team coaches to review.
     * LACK OF UNION. The CHL's players are not collectively represented by any one union, unlike other minor professional hockey leagues and the National Hockey League. To address issues important to the players and to reduce the potential for player unionization, the CHL has formed a player advisory council, which consists of a player from each team. This counsel meets every two months over the course of the season to discuss player issues. Management believes that this council has increased player satisfaction and loyalty and has mitigated the risks of player strikes, lockouts and similar matters.
     * SALARY AND PLAYER CAPS. The CHL salary cap for the 2003/2004 season per team was $8,500 per week. Players are guaranteed to be paid no less than $300 per week, with the prevailing wage earned by a player to be $300 per week. No player bonuses are provided outside of the salary cap. Additionally, no team may have more than 18 players on its payroll, excluding players on injured reserve.

     THE ARENA DEVELOPMENT AND MANAGEMENT BUSINESS

     Our arena  development  business is operated  through our subsidiary,  ICC, which designs, manages the construction of, and acts as facility manager for multipurpose sports and entertainment arenas. These arenas have an average seating capacity of 7,000 and are typically constructed in mid-market communities.

     ICC functions as the project manager for the construction of a multipurpose arena. For these services, a monthly fee is charged and expenses are reimbursed in the performance of such duties. There are typically three distinct phases:

     * BUSINESS PLAN DEVELOPMENT. ICC project coordinators perform market research with outside consulting assistance, prepare an initial budget for operation of a facility, and present the data to the owner;
     * DESIGN AND BUILD. ICC project managers finalize conceptual drawings and renderings in order to bring the design to completion for which monthly fees are charged; and
     * CONSTRUCTION MANAGEMENT. ICC manages all phases of actual construction from ground breaking to delivery and charges fees for construction project management services on a monthly basis.

     ICC CURRENTLY IS DEVELOPING  OR MANAGING THE FOLLOWING  MULTIPURPOSE  ARENA
     PROJECTS:

     ICC oversaw the completion of construction of the multipurpose event center in the City of Hildago, Texas. The facility serves the Rio Grande Valley in southwest Texas, including the communities of McAllen, Harlingen, Edinburg Mission, and Pharr, which, together with other smaller communities in the area, have a population of approximately 750,000. This facility opened in October 2003. The Hildago facility hosted all home games of the CHL franchisee Rio Grande Valley Killer Bees. For the first 251 days of operations, through June 30, 2004, there were 109 events in the facility, with a total attendance of 400,658.

     ICC completed its duties as the project manager with respect to the development of the Larimer County Fairground and Events Center, located in Larimer County, Colorado. The $70,000,000 Fairground and Events Center serves as a multipurpose agricultural and entertainment facility serving the communities of Loveland, Fort Collins, and Greeley, Colorado, whose combined population exceeds 450,000. The complex will eventually consist of 12 agricultural facilities that are anchored by the 6,000-seat multipurpose events center. The event center serves as the home of the CHL franchisee Colorado Eagles.

     ICC has begun project management duties for the development of the Youngstown Convocation Center located in Youngstown, Ohio. The Youngstown
Convocation Center is a proposed 6,500 to 8,500--seat facility serving Youngstown, Ohio and surrounding communities. The developers of this project also are attempting to secure a CHL franchisee as a major tenant. It is further anticipated that ICC will participate in the management of the facility upon completion of construction.

     THE MARKETING AND LICENSING BUSINESS

     Global Entertainment's marketing and licensing business is operated through its subsidiary, GEMS, which was formed for the purpose of promoting, marketing, and selling various revenue streams created by the development and operation of multipurpose arenas in small- to mid-sized communities throughout the United States. GEMS contracts to sell a variety of services, including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. We anticipate that corporate sales and licensing will comprise an increasingly important component of our revenues and the revenues of the teams in the CHL. We also believe that corporate sales and licensing will enable teams to keep ticket prices affordable and thereby increase their fan bases while simultaneously increasing total revenue.

     GEMS intends to pursue additional licensing and marketing opportunities with respect to CRAGAR-branded products particularly with respect to consumers located in the small- to mid-sized communities in which WPHL and CHL-franchised minor league hockey teams operate.

     As a result of the merger with Cragar, we now own the exclusive right to sell, market and promote the CRAGAR brand name. For this right, we receive a royalties based on the sale of licensed products. Currently, there are several product offerings that can be classified into seven categories:

     *    One-piece cast aluminum wheels
     *    Forged aluminum wheels
     *    Multi-piece aluminum wheels
     *    Steel wheels
     *    Wire wheels
     *    Composite wheels; and
     *    Performance racing wheels.

     Cragar currently has eight license agreements. They include, Carlisle Tire & Wheel, Weld Racing, The Wheel Group, Quattro Brands, RC2, Playing Mantis, Jakks Pacific, and GMP. Each of these licensees pays royalties based on gross sales or flat fees, depending on the terms of the contract. Carlisle, as part of its license agreement with Cragar, may also design, sell, market, and distribute steel outer rim products under the CRAGAR brand name, for vehicles such as automobiles, trucks, and vans, as well as other types of vehicles, such as all-terrain vehicles and golf carts. Weld, as part of its license agreement with Cragar, may also design, sell, market, and distribute wrought wheel products under the CRAGAR brand name, as well as other race wheels. The Wheel Group, as part of its license agreement with Cragar, may also design, sell, market, and distribute one-piece wheel products under the CRAGAR brand name and introduce a completely new product line.

     We believe that licensing products to strong and focused manufacturing, distribution, sales and marketing companies will help maximize the value of the Cragar name brand and allow us to effectively compete in several segments of the custom wheel market.

     THE TICKETING BUSINESS

     Our newly created ticketing business will be operated through our newly formed subsidiary, GETTIX. GETTIX intends to be a full service ticketing company for events and venues throughout Global's markets. The ticketing business is expected to generate revenues through box office, outlets, call-center, and Internet sales. We believe that the synergy created by combining the arena development with the anchor tenant, facilities management and marketing provides a viable opportunity for ticketing services.

     OUR STRATEGY

     Our strategy is to increase our earnings by increasing the size and awareness of the CHL, recognizing and capitalizing on additional opportunities for arena development and management, and continuing to pursue a broad range of licensing, ticketing and marketing activities with respect to additional multipurpose event facilities. The key elements of our strategy are to:

     EXPAND  THE  CHL  BY   IDENTIFYING   ADDITIONAL   INTERESTED  AND  SUITABLE
COMMUNITIES. We believe that we can expand the CHL principally through the identification and targeting of small- to mid-market communities that have a limited number of competing live entertainment options. In particular, we believe the development of a multipurpose arena together with a CHL franchise offers many communities an opportunity to generate additional revenue streams for the community as well as additional jobs for its residents.

     TARGET EXPERIENCED AND COMPETENT FRANCHISEES CAPABLE OF SUCCESSFULLY OPERATING A CHL FRANCHISE. We seek franchisees that have a strong interest in developing and sustaining a CHL franchise, which we believe, will help generate additional interest in the league. By adding successful franchisees, we are better able to increase awareness of the CHL and create additional revenue through expanded marketing opportunities. We also work with existing CHL franchisees to ensure their financial stability and success, and, in certain instances, will assist in facilitating a sale to other owners for the purpose of strengthening a franchise in a particular community.

     CAPITALIZE ON THE GROWING LEVEL OF INTEREST IN HOCKEY IN THE UNITED STATES. We believe that interest in hockey in the United States will grow and that we are well positioned to benefit from any increase in interest in professional minor league hockey and other affordable live entertainment events in the small- to mid-sized communities that comprise our target market. We seek to capitalize on the increasing interest in professional minor-league hockey by expanding the size of the CHL, marketing its licensed products to an increasing fan base, and increasing revenues through increased marketing and advertising opportunities.

     LEVERAGE OUR ABILITY TO COMBINE MULTIPURPOSE FACILITY DESIGN, DEVELOPMENT, AND MANAGEMENT EXPERTISE WITH OUR CHL FRANCHISE OFFERINGS. We believe that our ability to combine our offerings for CHL franchises with our design, development, and management expertise regarding multipurpose arenas provides us with a potential advantage compared to other entertainment options typically available in small- to mid-sized communities. We believe this combination of expertise and experience offers these communities an opportunity to increase tax revenues, create additional job opportunities, and broaden the variety of entertainment options available to their citizens.

     LEVERAGE OUR BASE BUSINESS TO PROMOTE TICKETING SERVICES PROVIDED BY GETTIX. We believe our existing business structure, with the design and management of multipurpose arenas will increase the opportunity to provide ticketing services. In addition, current strategic alliances with third party management organizations may provide additional revenue streams. The current pool of teams within the league operations also present potential marketing opportunities in the form of the printing of season ticket holders' ticketing books for each season.

     INCREASE OUR BASE OF LICENSED PRODUCTS IN ORDER TO DEVELOP ADDITIONAL MARKETING OPPORTUNITIES. We are continuing to search for additional licensing opportunities for products that we believe are attractive to fans that attend CHL events. With the merger with Cragar, for example, we believes that the CHL's fan base will have an interest in the Cragar line of products that will enable it to engage in an effective marketing campaign for these products.

     CONTINUE TO PURSUE STRATEGIC ACQUISITIONS. We have grown our business mainly through the strategic acquisition of what we believe are complementary businesses. We intend to continue to evaluate opportunities to selectively acquire companies, or lines of business that broaden our market and sales opportunities, although there can be no assurance that we will be successful in identifying other companies to be acquired or that, if such acquisitions do occur, we will be able to integrate successfully the operations of the acquired company and its own existing operations. Internal growth and development are also expected to continue. We will continue to evaluate synergistic business opportunities that are congruent to current organizational structure and attempt to capitalize on those opportunities when practical. Those efforts include the creation of new subsidiaries and the expansion of current operations.

     There can be no assurance that we will be successful in implementing our business strategy. Factors that could impede our ability to achieve our objectives include: our inability to secure new franchisees willing and able to pay the franchise fees associated with a new franchise; our inability to secure contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities; including the inability to realize the anticipated benefits from marketing CRAGAR branded products to our existing customer base; the inability to successfully add a sufficient number of contracts for ticket services through the newly formed GETTIX, and our inability to generate sufficient cash flow or raise additional funds necessary to ensure adequate working capital for our intended operations.

     COMPETITION

     The CHL principally competes as one of four minor professional hockey leagues in operation in the United States. Head-to-head competition has not typically occurred between the existing leagues, as each league is located in a different geographic region of the United States. However, with recent expansion efforts, these boundaries are beginning to become less defined and leagues are encroaching upon each other's markets, creating heightened competition. The ECHL (formerly the East Coast Hockey League) operates predominantly along the two U.S. coasts. The American Hockey League is the true farm system for the NHL (National Hockey League) and operates across the continental U.S. without regional or geographical boundaries. The United Hockey League operates in the north central U.S. Finally, the CHL operates within the southwestern and central portions of the U.S.

     We not only compete against other minor professional hockey leagues but also against entertainment of all different types and mediums. By way of example, we experience competition with alternative sports and entertainment venues located within our small- to mid-size markets, such as bowling alleys, movie theaters, other sports events, concerts, diverse amusement facilities, and even television broadcasting.

     Because established franchises currently serve specific geographical areas, we foresee limited competition from other hockey leagues penetrating our existing market. Competitors attempting to enter the market would encounter brand identity obstacles, over-saturated markets, and difficulties in obtaining venues available for play.

     The market for custom aftermarket wheels is highly competitive and fragmented with over 100 domestic and foreign sellers of custom wheels. Competition is based primarily on product selection (including style and vehicle fit), product availability, quality, design innovation, price, payment terms, and service. Competition in the custom wheel market is intense. In addition to Cragar licensees, several major wheel manufacturers, such as American Racing Equipment, Inc., Ultra Custom Wheel Co., Panther Custom Wheel, and American Eagle, as well as suppliers to major automobile manufacturers, pose significant competition because of their substantial resources. There can be no assurance that the current pool of Cragar licensees will be successful in marketing custom aftermarket wheels under the CRAGAR brand name.

     We seek to compete in our core historical sports-related business activities by focusing primarily on small- to mid-sized communities in the central and southwest regions of the United States, including Texas, Colorado, Kansas, Louisiana, Mississippi, New Mexico and Oklahoma. Given the demographics of these communities, professional sports franchises and other major entertainment providers typically do not play or perform in these communities. As a result, we believe there is a significant demand for reasonably priced professional sporting events and other entertainment offerings that are not typically available to citizens of these communities. By establishing a CHL franchisee in these small- to mid-sized communities, and possibly facilitating the development, construction and operation of a multipurpose event facility, we intend to provide reasonably priced professional sports and other entertainment options to these typically under-served markets, and create additional marketing and licensing business opportunities for our other business lines.

     MATERIAL CONTRACTS

     JOINT OPERATING AGREEMENT

     Pursuant to a Joint Operating Agreement dated July 19, 2001, CHL, Inc., the operator of the CHL, a minor professional hockey league with 10 teams then operating in Texas, Oklahoma, Tennessee, Georgia, Kansas, Indiana, North Carolina, and WPHL, Inc., the operator of the WPHL, a minor professional hockey league with 13 teams then operating in Texas, Louisiana, New Mexico, and Mississippi, agreed to operate the leagues jointly under the trade name "Central Hockey League." The joint operating agreement provides that operations are to be governed by an oversight board consisting of three members, one of whom is designated by CHL, Inc., one of whom is designated by WPHL, Inc., and one of whom is designated jointly. Despite the agreement to operate the leagues jointly, each of WPHL, Inc. and CHL, Inc. remain separate and distinct legal entities and maintain separate books and records. In addition, we own no beneficial interest in CHL, Inc.

     DISTRIBUTIONS. Net income from hockey operations is defined under the Joint Operating Agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations. Pursuant to the Joint Operating Agreement, net income from hockey operations is allocated to WPHL, Inc. and CHL, Inc. by multiplying net income by a fraction the numerator of which is the operating revenue (excluding extraordinary revenue) collected from each league's respective teams, and any expansion team originated by such league, and the denominator of which is the total operating revenue (excluding extraordinary revenue) collected from all teams in both leagues. Accordingly, if each of the 12 teams in the WPHL and the five teams in the CHL generate equal amounts of operating revenue, WPHL, Inc. would be entitled to 12/17ths, or approximately 71%, and CHL, Inc. would be entitled to 5/17ths, or approximately 29%, of net income. If expenses exceed operating revenue in any given period, losses are allocated to WPHL, Inc. and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs. Expansion fees generated from the grant of new franchises generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

     The joint operating agreement provides that each team must pay an annual assessment fee of $75,000 to the CHL, which does not include an annual assessment of $15,000 for officiating or an annual assessment fee for support marketing and development efforts.

     The Joint Operating Agreement also provides for a relocation fee of $100,000, a transfer fee of $50,000, a suspension fee of $75,000, and an expansion fee equal to $1,000,000 for teams in new buildings and $500,000 for all other teams.

     The Joint Operating Agreement also provides that ICC will have the sole and exclusive right to construct arena facilities for participation in the leagues during the term of the agreement.

     The Joint Operating Agreement requires the leagues to operate jointly through the completion of 10 seasons of play, but in no event later than May 30, 2011. At the conclusion of the term of this agreement, CHL, Inc. will have an option to purchase all of WPHL, Inc.'s interest in and rights related to the WPHL teams then operating under this agreement, and any other hockey-related assets of WPHL, Inc. The purchase price of the option, which requires written notice to WPHL, Inc. at least 180 days prior to the expiration of the agreement, will be equal to the fair market value of the assets as of the end of the term of the agreement as determined by an independent valuation expert acceptable to WPHL, Inc. and CHL, Inc. If neither party can agree in good faith on the selection of the independent third party business valuation expert, then both parties will propose a firm and these two firms will be used to select an independent valuation expert. If CHL, Inc. exercises the option, the exclusive rights granted to ICC regarding arena facility development will be extended for an additional 10 years, and WPHL, Inc. will be subject to a covenant not to compete with CHL, Inc. for a period of 5 years.

     FRANCHISE AGREEMENTS WITH WPHL FRANCHISEES

     FRANCHISE AGREEMENTS. The WPHL enters into separate franchise agreements with respect to each team. Under a franchise agreement, if conditions are met, the WPHL grants franchise rights for a ten-year term for a designated area, which may be renewed by the franchisee. The WPHL and each team have continuing rights and obligations, among others, with respect to record keeping, the team's arena, participation in WPHL management, intellectual property, confidentiality, maintenance of insurance and indemnification. In addition, the franchisee agrees to pay fees to the WPHL and the WPHL agrees to provide the services as summarized below.

     FRANCHISE FEES AND COSTS . Unless an alternative arrangement is made with the WPHL, franchisees pay an initial franchise fee ranging from $500,000 to $1,000,000, depending on the arena the franchisee anticipates to use to participate in the WPHL. The WPHL has, in the past, shared a portion of the initial franchise fee with the other WPHL teams, and expects to continue to do so, although the sharing arrangement may be modified. Through a variety of factors, management believes that the value of a WPHL franchise has increased and the WPHL has increased initial franchise fees to maintain a consistent level of quality support for new franchisees.

     CONTINUING FRANCHISE FEES. Upon the execution of a franchise agreement, the WPHL franchisee is responsible continuing fees payable to the WPHL. CHL franchisees also are responsible continuing fees payable to the CHL, which fees are shared with the WPHL pursuant to the joint operating agreement between the leagues. References in this annual report to CHL teams or franchisees generally refers to those CHL teams or franchisees that originally comprised the CHL unless the reference is to the combination of the WPHL and the CHL under the terms of the Joint Operating Agreement, which also provides that the combined league is to be known as the Central Hockey League or the CHL. Continuing fees include assessment fees, advertising fees, local marketing expenditures, transfer fees, audit fees and renewal fees, which are described below:

     * ASSESSMENT FEES. Assessment fees for WPHL franchisees are $100,000 annually, $10,000 of which represents licensing fees paid to us and $15,000 of which represents payment of officials to referee games. Assessment fees are $90,000 annually for CHL franchisees, of which we receive no portion.
     * ADVERTISING FEES. Advertising fees are 3% of gross team revenues. Fees received from each franchise are pooled together to form an advertising fund from which the proceeds are applied to league promotion. In addition to the monthly advertising fees, each franchise is required to spend a minimum of 1% of revenue on local marketing and promotion. The WPHL has the discretion not to collect the advertising fees and to date has not chosen to collect advertising fees from its franchises, although it retains the right to do so.
     * TRANSFER FEES. In the event of a transfer of a franchise, a transfer fee in the amount of the greater of $100,000 or 25% of the then-current initial franchise fee is payable to the WPHL. The transfer fee is implemented to cover the WPHL's administrative and other expenses in connection with the transfer. In addition to the transfer fee, the new franchisee must complete any training programs in effect for current franchisees. All expenses associated with training must be paid by the franchisee.
     * AUDIT FEES. At any given time, the WPHL may conduct an audit of the books and records of its franchisees. If the audit discloses an understatement of any of the aforementioned fees of 3% or more, the franchisee is required to pay the understated amount, the out of pocket expenses (including accountants' and attorneys' fees) incurred by the WPHL, and any other fees relating to the audit.
     * RENEWAL FEES. Franchise agreements have a duration of ten years. To continue a franchise at the end of this period for an additional ten year term, franchisees are required to pay a renewal fee equal to the greater of the original initial franchise fee paid, or 25% of the then-current initial franchise fee.

     FRANCHISE SERVICES. The WPHL provides the following services to WPHL teams:

     * TICKET SALES. The most significant stream of revenue for a team is derived from the generation of ticket sales. As a result, the WPHL employs a staff with extensive ticket operations experience in the hockey industry to advise teams how to maximize ticket sales. The WPHL develops and supplies each team with ticket operations manuals and on-site and league-wide office hiring/staff training, and assists teams in implementing this training.
     * MARKETING. Name recognition and team promotion is essential to the development and success of the WPHL's teams. The WPHL assists each team with corporate sales and marketing, league licensing and merchandising, sponsorship recruitment, and game night entertainment packages. The WPHL provides marketing manuals, operational guideline handbooks, and design concepts for the creation of uniforms and team logos.
     * HOCKEY OPERATIONS. The WPHL assists each team in the selection of skilled hockey players, as well as the retention and training of hockey coaches, trainers, and equipment managers. The WPHL provides each team with a player personnel manual, which contains information collected from seven WPHL scouts, including player's evaluations and statistics from over twenty leagues throughout North America. The WPHL hosts annual expansion drafts for new teams, collects and distributes information concerning hockey operations guidelines and regulations, and provides an officiating staff for all preseason, regular season, and playoff season games. The WPHL hires, trains, schedules and supervises all facets of game officiating, including the employment of in excess of 50 full and part-time officials. The WPHL also provides for a facilities manager advisory counsel, comprised of each team's facilities manager, to discuss issues of each team related to facilities management.
     * MEDIA. The WPHL assists teams in developing public awareness through a variety of methods. The WPHL coordinates all local and national press information, as it relates to the league; maintains an Internet website and assists teams in the development of their individual sites; develops schedules for all preseason, regular season, and play-off games; and responds to media and fan inquiries. We intend to further develop our media assistance to teams.

     * CONTRACTING AND NEGOTIATING. The WPHL provides teams with services such as ice equipment supply, food and beverage service contracts and arena lease negotiations. The WPHL also assists teams with United States immigration policies to the extent that such policies pertain to the retention of hockey players.
     * RULEMAKING AND ADMINISTRATIVE. The WPHL personnel attend the pre-season training camps of teams, during which time they meet with coaches and players to review rule changes, the established substance abuse policy and hockey-related issues. The WPHL personnel also attend the All-Star game held in January and selected playoff games. The WPHL also provides training programs for goal judges, timekeepers and other officials.
     * TRAINING AND CONFERENCES. The WPHL provides the following training and conferences to franchisees:
          * INITIAL TRAINING. The WPHL's executive management team provides each newly established franchise with a three-day initial training program. The WPHL hosts the training seminars at their Phoenix headquarters for the team's chief operating officer and up to three managerial employees. The fifteen-hour training schedule includes topics such as ticketing and sales, marketing, promotions, public relations, player and personnel issues, and merchandising and licensing. The WPHL does not incur any out-of-pocket expenses for the trainees in connection with the training program, as all transportation costs, living expenses and wages are the team's responsibility.
          * YEARLY CONFERENCES. The WPHL conducts a yearly conference for all teams and their staffs. The weeklong conference highlights various issues relating to ticketing operations, marketing, corporate sales, merchandising, hockey operations, public relations and media services, human resources, accounting, and general franchise development. The conferences are an important factor in improving intra-league relations, as franchisees are able to discuss hockey and business related issues with peer teams. The conferences include guest speakers, workshops on topics such as revenue generation through corporate sponsorship, marketing, ticket sales, and accounting and tax issues.

     INTELLECTUAL PROPERTY

     Cragar licensees market CRAGAR custom wheels and products under a variety of brand names designed to capitalize on its reputation and brand recognition. Cragar has the following trademarks: CRAGAR XLS, Keystone Klassic, Legacy, CRAGAR Lite, Star Wire, TRU=CRUISER, Street Pro, S/S, The Wheel People, TRU=SPOKE, and the CRAGAR name. Cragar also owns the rights to certain design and other patents and relies on trade secrets and proprietary expertise. Cragar has historically sought to protect these rights, in part, through confidentiality and proprietary information agreements. As part of their licensing agreements, they have licensed their intellectual property including, designs, trade names, and patents to Performance, Weld, and Carlisle, while retaining ownership of the intellectual property. The licensing partners are required to maintain the confidentiality of the CRAGAR intellectual property, including any designs, trade names, and patents. There can be no assurance, however, that their patents will preclude their competitors from designing competitive products, that the proprietary information or confidentiality agreements with their licensing partners and others will not be breached, that their patents will not be infringed, that they would have adequate remedies for any breach or infringement, or that their trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, although there are controls within the licensing agreements, there is no assurance that actions taken by Cragar's licensing partners will not lead to a decrease in the value of its intellectual property.

     EMPLOYEES

     As of May 31, 2004, we had 27 full-time employees and 55 part time employees. Management believes that the relationship with our employees is good.

ITEM 2. PROPERTY

     We lease 8,413 square feet of office space for our Phoenix, Arizona headquarters pursuant to a four-year lease expiring May 2007. Monthly lease payments are $11,100 for the first two years of the lease and $11,900 for the second two years of the lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company, in the ordinary course of business, has ancillary exposure to the general public. As with all such facilities there exists a degree of risk that fans may be accidentally injured. To mitigate this risk, management has obtained insurance coverage, which they believe effectively covers any reasonable potential liability.

     The Company is a defendant in a lawsuit filed by an employee of one of its franchises for alleged breach of contract. The suit asks for unspecified actual damages. The Company believes the suit is completely without merit and intends to vigorously defend its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended May 31, 2004.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

     Our common stock began trading on the OTC Bulletin board on June 7, 2004 under the symbol GECO.

     As of May 31, 2004, there were approximately 353 beneficial holders of Global Entertainment's common stock.

     The high and low closing sales prices of our common stock, as reported by the OTC Bulletin Board, from June 7, 2004 to August 20, 2004 were $3.50 and $4.75, respectively.

     We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Our current policy is to retain any earnings to finance operations and expansion of our business.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS

     GENERAL

     The following is managements' discussion and analysis of certain significant factors affecting the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This Managements' Discussion and Analysis or Plan of Operation is based on Global Entertainment's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of
Directors. Actual results may differ from these estimates under different assumptions and conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     REVENUE RECOGNITION

     Global Entertainment recognizes revenues from assessment fees ratably over the year to which they apply. Revenues from initial franchise fees are recognized when the franchise agreement is signed and Global Entertainment has met all of its significant obligations under the terms of the franchise agreement. Revenues from transfer franchise fees are recognized upon approval of the transaction. Design and build revenues are recognized ratably over the respective contract life, as is the revenue from most contractually obligated and sales contract revenues. Revenue recognition from ticket sales will be recognized at the time the transaction occurs.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. Global Entertainment provides for potential un-collectible trade and miscellaneous receivables based on specific credit information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased delinquencies.

     IMPAIRMENT OF GOODWILL. Global Entertainment's goodwill assets totaled $4,056,506 as of May 31, 2004. Goodwill is tested for impairment on at least an annual basis and would be written down if the carrying value were deemed impaired. Global Entertainment recorded this goodwill in relation to its acquisition of ICC and Cragar. This goodwill is subject to the provisions of SFAS No. 142 and accordingly, is not being amortized. If economic conditions were to change, this could cause an impairment of the carrying value of the goodwill, which would require a charge to earnings.

     DEFERRED TAX ASSET. Global Entertainment accounts for its deferred income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Currently, Global Entertainment has recorded a deferred tax asset, of which the ultimate realization is dependent upon the utilization of net operating loss carry-forwards, as well as existing corporate income tax rates. Changes in these facts and circumstances could affect the carrying value of the deferred tax asset.

     JOINT OPERATING AGREEMENT. In June 2001, WPHL, Inc., on behalf of the WPHL, entered into a ten-year joint operating agreement with CHL, Inc. Under the terms of the joint operating agreement, the WPHL will handle all operating functions of the combined league, with the profit from league operations being split between WPHL, Inc. and CHL, Inc. based upon the number of teams from the respective leagues. The allocation of expenses and division of profits involves some degree of estimation. Changes in these estimates could affect the allocation of profits under the terms of the joint operating agreement.

     RESULTS OF OPERATIONS

     SELECTED FINANCIAL DATA

                                              For the fiscal years ended May 31,
                                                   2004                 2003
                                                -----------         -----------
STATEMENT OF OPERATIONS DATA:
Revenues
  Licensing and Advertising fees                $ 2,402,332         $ 1,753,389
  Franchise Fees                                  1,055,000           1,575,000
  Project management fees                         1,556,576             467,828
  Other revenue                                     238,788              48,174
                                                -----------         -----------
                                                  5,252,696           3,844,391
                                                -----------         -----------
Operating Costs
  Cost of revenues                                1,589,978             749,491
  General and administrative costs                2,818,958           2,425,600
                                                -----------         -----------
                                                  4,408,936           3,175,091
                                                -----------         -----------
Income from Operations                              843,760             669,300
Other Income (Expense)
  Interest income                                     6,220               1,062
  Interest expense                                   (2,009)            (35,633)
                                                -----------         -----------
Net Income                                      $   847,971         $   634,729
                                                ===========         ===========
Income Per Share - basic and diluted            $      0.20         $      0.16
                                                ===========         ===========
Weighted average shares outstanding
 - basic and diluted                              4,320,948           4,062,777
                                                ===========         ===========

     The following table sets forth Statement of Operations data expressed as a percentage of revenue for the periods indicated:

                                              For the fiscal years ended May 31,
                                                   2004                 2003
                                                -----------         -----------

Revenues                                            100%                100%
Cost of revenues                                     30%                 19%
General and administrative expenses                  54%                 63%
Income from operations                               16%                 18%
Interest income                                       0%                  0%
Interest expense                                      0%                 (1%)
Net income                                           16%                 17%

     REVENUES: Total revenues increased 39% to $5.3 million for the fiscal year ended May 31, 2004 ("2004") from $3.8 million for the fiscal year ended May 31, 2003 ("2003"). Licensing and Advertising revenues increased during the fiscal year predominantly due to the successful negotiation of a corporate sponsorship contract for CHL teams in the state of Texas, and an increase in contract sales billings from GEMS. Franchise Fees were lower than the previous year due to the sale of only one franchise in 2004, as compared to two franchise sales in 2003. The increase in Project Management revenue resulted from the successful operations of ICC during the year. In prior periods, ICC experienced inconsistent revenue streams as formal operations began to develop. At the present time, ICC is engaged as the Project Manager for the construction of the Youngstown Convocation Center in Youngstown, Ohio. This engagement is anticipated to continue for 2005.

     OTHER REVENUE: Other revenue increased 300% to $0.2 million for the fiscal year ended 2004 from $0.05 million for the fiscal year ended 2003. This is predominantly comprised of the relocation fee assessed to the owner of the Indianapolis team that was relocated to Topeka. In addition, there were two application fees collected for new franchises, Monterrey, and the transfer of the Austin IceBats.

     COST OF REVENUES: Cost of revenues for fiscal year 2004 increased by 129% to $1.6 million compared to cost of revenues for fiscal year 2003, of $0.7 million. This increase in cost of revenues was primarily attributed to the increased costs associated with the Project Management contract for Youngstown, Ohio.

     GENERAL AND ADMINISTRATIVE EXPENSES: G & A expenses for fiscal year 2004 increased by 17% to $2.8 million, compared to G & A expenses for fiscal year 2003, of $2.4 million. These increases were predominantly due to the expansion of general operations which accounts for approximately $0.3 million, increased insurance premiums (both corporate and benefits related) which accounts for approximately $0.04 million, and increased travel expenses, which accounted for approximately $0.03.

     INCOME FROM OPERATIONS: Income from operations for fiscal year 2004 increased by 14% to $0.8 million, compared to income from operations for fiscal year 2003 of $0.7 million. Most notably, these increases were attributable to the growth experienced from ICC and its project management operations.

     INTEREST INCOME, EXPENSE, AND OTHER INCOME: These items continue to remain immaterial in relation to revenues during the year.

     NET INCOME: Net income for the fiscal year 2004 increased 33% to $0.8 million compared to net income for the fiscal year 2003, of $0.6 million. Growth in Net Income was mainly attributable to the increase in project management fees from the operations of ICC.

     LIQUIDITY AND CAPITAL RESOURCES

     Global Entertainment's primary source of operating capital in fiscal year 2003-2004 was league assessments from the CHL and franchise fees. Global Entertainment must generate sufficient levels of cash from its operations to meet its working capital needs or rely on equity financing and long-term debt to meet its cash requirements. In addition, because a significant portion of Global Entertainment's cash flow is generated from June 15 through September 15 each year, the seasonality of revenues attributable to the CHL may make it difficult for Global Entertainment to meet current and future obligations that have payment dates or schedules that do not correspond to the seasonality of its cash flow. At the present time, management is pursuing an operating line of credit to supplement potential shortfalls in operating capital.

     Despite the current lack of a credit facility, Global Entertainment believes that cash flow from operations will be sufficient to handle its working capital needs for the next 12 months. Global Entertainment also believes that, as a result of the merger with Cragar, the combined Company's ability to meet its working capital needs will be enhanced to the extent the consolidation of Cragar's and Global Entertainment's operations result in lower costs as a percentage of revenue. As a result of the merger, the combined company's financial condition will be improved relative to Global Entertainment's current financial condition, which it expects will enhance Global Entertainment's ability to secure a credit facility. The Company will be better positioned to meet its working capital needs and believes its ability to obtain additional equity or debt financing will be enhanced, if necessary, to meet its long-term capital requirements.

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

     At May 31, 2004, the Company had current assets totaling $2.2 million, compared to current liabilities totaling $2.1 million. For the fiscal year ended May 31, 2004, cash provided by operating activities totaled $0.4 million compared to $0.9 million for the fiscal year ended May 31, 2003. The decrease in cash provided by operations was primarily due to increases in accounts receivable balances at year-end. Cash used in investing activities was $(0.4) million for the fiscal year ended May 31, 2004 compared to cash provided by investing activities of $0.04 million for the year ended May 31, 2003. The increase in cash used in investing activities is primarily due to the payments and related costs associated with the registration of Global Entertainment's securities. Cash provided by financing activities was $0.2 million for the fiscal year ended May 31, 2004 compared to cash used in financing activities of $(0.6) million for the year ended May 31, 2003. The increase in cash from financing activities is mainly due to cash received as a result of the merger and a decrease in debt service payment as a result of lower notes payable balances in 2004.

     NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150, which also included a number of new disclosure requirements, are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS No. 150 did not have a significant effect on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 prescribes how to identify variable interest entities and how an enterprise accesses its interest in a variable interest entity to decide whether to consolidate that entity. In October 2003, the implementation date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a significant effect on our results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. This Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 sets forth expanded disclosure requirements in the financial statements about a guarantor's obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our results of operations or financial position.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31. 2002. The adoption did not have a significant impact on our financial position or results of operations.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risks and uncertainties could affect our future results of operations, financial condition and the market value of our common stock.

     WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO DETERMINE WHETHER WE WILL SUCCEED.

     Our short operating history makes it difficult to assess our future results of operations and to determine if we will ultimately succeed or remain profitable. There are many events and factors that could materially and adversely affect us, over some of which we have limited or no control, including:

     * the inability to obtain capital at times and in amounts necessary to support our operations and intended growth;
     * the inability to develop and expand our design, management and construction business;
     * the inability to attract and retain franchisees for the minor professional hockey league we operate and manage;
     * the inability of minor professional hockey league franchisees to attract and retain the interest of the public in the markets served by the franchisees;
     *    competition from other hockey leagues; and
     * competition from alternative forms of sports and entertainment outside the hockey industry.

     There can be no assurance that we will remain viable or that we will continue our operations for any length of time.

WE INTEND TO EXPAND OUR BUSINESS AND MAY NOT SURVIVE IF THIS STRATEGY IS UNSUCCESSFUL.

     We intend to expand the number of professional minor league hockey franchisees and increase the number of arenas we develop and manage. There can be no assurance that we will have available sources of funds necessary to achieve rapid or sustained growth or that we will succeed in identifying and securing desirable franchisees and markets for expansion of the CHL or new facilities and business opportunities available to expand our business. Even if we are able to expand our business and operations, we may not be able to manage this growth successfully. Any successful growth will require us to continue to implement and improve our financial, accounting, and management information systems and to hire, train, motivate, and manage additional employees. A failure to manage growth effectively would have a material adverse effect on our business, financial condition, and results of operations, and on our ability to execute our business strategy successfully.

OUR BUSINESS DEPENDS ON THE SURVIVAL AND FINANCIAL SUCCESS OF THE CHL AND ITS FRANCHISEES.

     The minor league hockey industry in which we conduct business is unproven and subject to significant competition from other sports and entertainment alternatives as well as both the National Hockey League and its minor league hockey system, the American Hockey League, and other independent minor hockey leagues. Even franchisees of the National Hockey League, which is the largest professional hockey league with the greatest attendance, have struggled to remain financially viable. Our revenues result primarily from payments made by franchisees. If the CHL is unable to attract new franchisees, or if existing franchisees are not able to make the continuing payments required by their franchise agreements, we may not be able to survive. There can be no assurance that any payments will be made by new or current franchisees.

     Further, the players do not now belong to a single union and Global Entertainment, the CHL, nor any franchisee is a party to a collective bargaining agreement with the players. There can be no assurance that the players will not at some date form a union or require Global Entertainment, the CHL, or a franchisee to enter into a collective bargaining agreement.

     If CHL, Inc. exercises its option to purchase all of WPHL, Inc.'s interests in and rights related to WPHL teams upon expiration of the joint operating agreement, our current primary source of revenue would be eliminated.

     Pursuant to the joint operating agreement between CHL, Inc. and WPHL, Inc., CHL, Inc. has the option to purchase, upon expiration of the joint operating agreement on May 30, 2011, all of WPHL, Inc.'s interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL, provided that the CHL, Inc. exercises this option within 180 days prior to the expiration of this agreement and pays the purchase price by June 15, 2011. Although our strategy is to increase revenue from its arena development and marketing and licensing businesses, the exercise of this option by CHL, Inc. would eliminate our current primary source of revenue. Even though the sale of WPHL, Inc.'s interests in the league would provide a source of additional capital to us, there can be no assurance that we will be able to increase revenue from its other businesses to offset the loss of revenue associated with a sale pursuant to exercise of this option.

WE DEPEND ON THE ADDITION AND CONTINUED SURVIVAL OF A CRITICAL NUMBER OF CHL FRANCHISEES IN ORDER TO REMAIN PROFITABLE.

     We depend on a critical mass of franchisees to capture the economies of scale inherent in the CHL's operations and to facilitate intra-league play. The number of operating WPHL franchisees was reduced from 18 to 16 by the termination of the Abilene Aviators and the Waco Wizards on December 15, 1999 for the remainder of the 1999/2000 season. These franchises were terminated due to defaults under their respective franchise agreements. Currently, there is at least one other franchisee who is experiencing difficulty and it is not certain whether the franchise will be continued. There can be no assurance that other CHL franchisees will not similarly default under their franchise agreements or that we will be able to attract successful new franchisees. We anticipate that expansion of the CHL will be difficult because of the high capital costs of franchises, competitive pressures from sports leagues and entertainment providers both within and outside of the markets where we currently operate, and the lack of arenas for new franchisees.

THE HIGH COST OF OBTAINING A CHL FRANCHISE MAKES IT DIFFICULT FOR US TO ATTRACT NEW FRANCHISEES, WHICH NEGATIVELY AFFECTS OUR REVENUES.

     We estimate the total costs to a franchisee of acquiring a franchise and commencing its operations in the CHL range from $1.3 million to $3.4 million. The high cost of obtaining a franchise makes it difficult for us to attract new franchisees. We generated approximately 19% of our revenues in the fiscal year ended May 31, 2004 from payments by new franchisees. An additional 29% of our revenues for the same fiscal year was attributable to payments by existing franchisees. As a result, the inability to attract new franchisees and retain existing franchisees will have a significant negative impact on our revenues and profitability.

WE COMPETE AGAINST OTHER PROFESSIONAL HOCKEY LEAGUES AS WELL AS A GROWING NUMBER OF OTHER ENTERTAINMENT ALTERNATIVES AND OUR FINANCIAL RESULTS DEPEND ON CONTINUED FAN SUPPORT.

     The CHL is currently one of four minor professional hockey leagues in operation in the United States. Head-to-head competition has not typically occurred between the existing leagues, as each league has historically operated in a different geographic region of the United States. However, with recent expansion efforts of these leagues, the boundaries are beginning to become less defined and leagues are encroaching upon each other's markets, creating heightened competition.

     We not only compete against other minor professional hockey leagues but also against other professional sports and entertainment of all different types and mediums. For example, we compete with alternative entertainment venues located within our small- to mid-size markets, such as bowling alleys, movie theaters, other sports events, and diverse amusement facilities. In addition, hockey is a relatively new and unfamiliar sport in many of the markets where the CHL operates. As a result, many of the CHL's teams have had difficulty building and maintaining a dedicated fan base. There can be no assurance that such teams will be able to maintain or increase their fan bases or, if the CHL expands, that its new teams will be able to build such a fan base. Our success depends on the CHL's ability to generate and sustain the fan interest. Absent a substantial and dedicated fan base, Global Entertainment and the CHL may not be able to survive.

     A significant majority of our cash flow is generated prior to or early in the hockey season, making it difficult to satisfy cash obligations arising later in the season.

     A significant portion of our cash flow is generated from June 15 through September 15 each year. The seasonality of the CHL's revenues may make it difficult for us to meet current and future obligations that have payment dates or schedules that do not correspond to the seasonality of its cash flow.

OUR EXPERIENCE IN THE ARENA DEVELOPMENT, CONSTRUCTION, AND MANAGEMENT INDUSTRY AND THE TICKETING INDUSTRY MAY LIMIT OUR ABILITY TO SUCCEED.

     We acquired International Coliseums Company in November 2000. Prior to that time, we were engaged exclusively in the minor league hockey industry and had no prior experience in the development, construction, and management of arenas. We also have no prior experience in the ticketing business. Because of our lack of experience in the development, construction, and management of arenas and in the ticketing industry and as a result of the short time since we acquired International Coliseums Company and started up our ticketing business, it is difficult to determine whether we will be able to successfully manage these businesses and compete in these industries.

     There are several engineering and consulting firms in direct competition with our arena development business. We also have several competitors in the ticketing business. Most of these competitors have substantially more financial resources and/or financial flexibility compared to Global. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. These competitive forces could have a material adverse effect on our ability to successfully operate and generate profits from our arena development business.

IF THE MARKETS IN WHICH WE OPERATE EXPERIENCE AN ECONOMIC DOWNTURN, REVENUES ARE LIKELY TO DECLINE CAUSING OUR FINANCIAL CONDITION TO DETERIORATE.

     Our revenues are likely to be significantly and adversely affected if economic conditions in the small- to mid-sized communities in which we operate deteriorate. In particular, our arena development clients are likely to cut costs and delay, curtail, or cancel projects in response to deterioration in economic conditions either locally or nationally. These clients also may demand better pricing terms during such periods. In addition, an economic downturn may impact the credit-worthiness of these clients and the ability to collect cash from them to meet the operating needs of our arena development business. Accordingly, if current economic conditions worsen, our revenues, profits, and operating cash are likely to be adversely impacted.

WE DEPEND ON KEY INDIVIDUALS, THE LOSS OF WHICH COULD NEGATIVELY AFFECT OUR ONGOING OPERATIONS.

     Our business depends on its ability to maintain certain key individuals and to attract and retain additional qualified and competent personnel. The loss of the services of Richard Kozuback, the President of Global Entertainment and Chairman of the WPHL, Brad Treliving, the President of the CHL, or other key officers and directors, could have a material adverse effect on Global Entertainment's ability to conduct its business effectively.

     In addition, the ability to attract, retain, and expand the staff of qualified technical professionals employed by International Coliseums Company will be an important factor in determining our future success. A shortage of professionals qualified in certain technical areas exists from time to time in the engineering and design industry. The market for these professionals is competitive, and we may not be successful in our efforts to continue to attract and retain such professionals.

WE ARE SUBJECT TO FEDERAL AND STATE REGULATIONS REGARDING FRANCHISING AND THE FAILURE TO MAINTAIN COMPLIANCE WITH THESE LAWS COULD LIMIT OR PREVENT THE CHL FROM OPERATING.

     We are subject to regulation by the Federal Trade Commission, or FTC, and state laws that regulate the offer and sale of franchises, as well as state laws that regulate substantive aspects of the franchisor/franchisee relationship. The FTC's rules on franchising require us to furnish prospective franchisees a franchise offering circular containing information prescribed by the FTC rules. At least 15 states presently regulate the offer and sale of franchises and generally require registration of the franchise offering with state authorities. Our failure to comply with these rules could result in substantial penalties and damages.

OUR DEVELOPMENT AND MANAGEMENT OF PUBLIC VENUES MAY EXPOSE THE COMPANY TO SUBSTANTIAL LITIGATION.

     Our participation in the development, operation, and management of multi-purpose sports and entertainment arenas attended by the public may expose us to additional exposure from litigation arising from the use of such facilities by the public. Although we do not directly develop, operate, or manage any of these facilities, and have comprehensive general liability insurance to protect us against the risk of loss, there can be no assurance that we will not be a target in any potential litigation seeking substantial damages.

WE ARE A RELATIVELY SMALL EARLY STAGE COMPANY AND IF WE DO NOT GROW RAPIDLY AND OBTAIN ADDITIONAL CAPITAL, WE MAY NOT SUCCEED.

     We have a relatively short operating history, limited assets and stockholders' equity, and will likely require additional capital to continue to grow and possibly to survive. The arena development industry, in particular, is capital intensive and requires that we obtain additional working capital and additional funds to support our operations. Unless we can generate sufficient levels of cash from our operations, which we may not be able to achieve for the foreseeable future, we will continue to rely on equity financing and long-term debt to meet our cash requirements. There is no assurance that we will be able to maintain financing on acceptable terms or at all. Furthermore, insufficient capital may require us to delay or scale back anticipated future activities. In addition, if additional capital is raised through equity-related financing, it could result in dilution to the ownership interests of existing stockholders.

CRAGAR'S BUSINESS STRATEGY MAY FAIL.

     From Cragar's inception in December 1992 through the first nine months of 1999, Cragar designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. Cragar sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order companies. After reassessing its business strategy, Cragar entered into three licensing agreements whereby other companies now develop, design, engineer, manufacture, sell, and distribute Cragar's automotive wheel-related products in exchange for royalties based on net sales of the licensed products. Accordingly, the continued viability of the former Cragar business depends on, among other things, our ability to sustain this new business strategy.

WE DEPEND ON THIRD PARTIES TO GENERATE ROYALTIES IN THE CRAGAR BUSINESS.

     The revenue and operating results in our Cragar business depend substantially on the efforts and success of third-party licensees. Because the amount of royalties payable to us is determined by the net sales of those products by licensees, revenues are subject to the licensees' ability to generate substantial net sales and deliver a high quality product on a timely basis to customers. In addition, because these licensees' primary fiduciary obligations are to their own stockholders rather than our stockholders, they may make decisions or take steps that would result in lower royalty payments. If the licensees do not meet their obligations under their respective licensing agreements, our primary remedy is to terminate the license agreement. This remedy is only effective if we can identify and secure other capable licensees to market and produce the affected products.

THE CRAGAR BUSINESS MAY BE UNABLE TO SUPPORT MANUFACTURING, MARKETING, SALE, AND DISTRIBUTION IF ANY OF ITS LICENSE AGREEMENTS ARE TERMINATED.

     If any of our wheel business licensees terminate their license agreements or we terminate the license agreements for any reason, we may be forced to incur the cost of manufacturing, marketing, selling, and distributing the licensed products without the financial resources and distribution capabilities of our licensees. In the alternative, we would be forced to possibly secure one or more other licensees capable of manufacturing, marketing, selling, and distributing the licensed products on our behalf and paying any royalties based on the net sales of those products. There can be no assurance that we would be able to secure other licensees if one or more of the license agreements is terminated.

THE EXTENSION OF CRAGAR'S BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL.

     The Cragar business strategy is to attempt to extend the CRAGAR brand names to new products developed by its licensees as well as to non-wheel related products within the automotive aftermarket industry. Cragar regarded this extension of its brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenue. During the first quarter of 2003, Cragar entered into a License Agreement with Quattro Brands, LLC. Quattro Brands has introduced a line of automotive chemical appearance products under the brand name CRAGAR Car Care; however, these product sales have not been material thus far. There can be no assurance that Quattro Brands, Cragar's other licensees or Cragar will ever be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on our financial results.

THE CRAGAR BUSINESS IS DEPENDENT ON KEY CUSTOMERS AND ITS LICENSEES' ABILITY TO MARKET AND SELL TO EXISTING AND NEW CUSTOMERS.

     Prior to 2000, a limited number of customers accounted for a substantial portion of Cragar's revenue in each fiscal year. Many of these same customers currently do business with Cragar's (and now our) licensees. We depend on royalties from sales of CRAGAR products by licensees to customers, including Cragar's previous customers. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

THE CRAGAR'S LICENSEES MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AGAINST OTHER COMPANIES THAT OPERATE IN THE CUSTOM AFTERMARKET WHEEL INDUSTRY.

     The market for Cragar's automotive wheel-related products is highly competitive. Cragar's royalties are based on its licensees' ability to compete on product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. There can be no assurance that our licensees will be successful in marketing custom aftermarket wheels under the CRAGAR brand and the other Cragar-owned brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on our licensees, possibly resulting in the reduction or elimination of royalty payments due to us.

GENERAL ECONOMIC FACTORS MAY ADVERSELY AFFECT THE CRAGAR BUSINESS.

     The automotive aftermarket is directly impacted by several external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing products sold by our licensees, fluctuations in discretionary consumer spending, and general economic conditions, including, but not limited to, employment levels, business conditions, interest rates, and tax rates.

WE CANNOT PROVIDE ANY ASSURANCES OF ADDITIONAL SUCCESSFUL ALLIANCES.

     In furtherance of the Cragar business strategy, we will continue to consider alliances with other companies that could complement our business strategy, including other complementary automotive aftermarket product lines that can capitalize on the CRAGAR brand name. We cannot provide any assurances that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to us. Furthermore, even if we complete one or more licensing agreements, there can be no assurance that our licensees will be successful in manufacturing, marketing, selling, and distributing the licensed products.

THE CRAGAR BUSINESS IS SUBJECT TO CHANGING CUSTOMER TRENDS.

     The success of the wheel business depends, in part, on the ability of its licensees to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. We cannot provide any assurance that our licensed products will enjoy acceptance among consumers or that any of the future CRAGAR branded products developed and marketed by licensees will achieve or maintain market acceptance.

THE CRAGAR BUSINESS RELIES ON INTELLECTUAL PROPERTY.

     We own the rights to certain trademarks and patents, rely on trade secrets and proprietary information, technology, and know-how related to the Cragar business, and seek to protect this information through agreements with former employees and vendors. We cannot provide any assurances that our patents will preclude our competitors from designing competitive products, that proprietary information or confidentiality agreements with licensees, former employees, and others will not be breached, that its patents will not be infringed, that we would have adequate remedies for any breach or infringement, or that our trade secrets will not otherwise become known to or independently developed by our competitors.

WE HAVE LIMITED EXPERIENCE IN THE AUTOMOTIVE ACCESSORY BUSINESS.

     We intend to continue the business operations of Cragar in a manner similar to the manner in which they were conducted before the merger. Our management, however, has no experience in the custom wheel industry and automotive aftermarket and has only limited experience in the licensing industry. Despite our intent to support Cragar's former operations and pursue additional licensing opportunities by hiring additional personnel, there can be no assurance that these efforts will be successful.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Stockholders and Board of Directors
Global Entertainment Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Global Entertainment Corporation and Subsidiaries as of May 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Corporation and Subsidiaries at May 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Semple & Cooper, LLP
--------------------------------
Phoenix, Arizona
August 13, 2004

ITEM 7. FINANCIAL STATEMENTS

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   May 31,             May 31,
                                                                    2004                2003
                                                                 ----------          ----------
CURRENT ASSETS:
Cash and cash equivalents                                        $  483,773          $  280,767
Accounts receivable - trade                                       1,548,685             242,658
Accounts receivable - related parties and miscellaneous             154,450             152,895
Prepaid expenses                                                     40,777                 502
                                                                 ----------          ----------

      TOTAL CURRENT ASSETS                                        2,227,685             676,822

Loans Receivable - long-term portion, net                                --              40,000

Property and Equipment, net                                          45,385               2,160

Intangible Assets, net                                               57,064              74,591

Goodwill, net                                                     4,056,506             568,750

Deferred Income Tax Asset, net                                      246,000             246,000

Non-marketable Securities                                            78,489                  --

Miscellaneous Assets                                                  8,500               7,000
                                                                 ----------          ----------

      TOTAL ASSETS                                               $6,719,629          $1,615,323
                                                                 ==========          ==========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            May 31,           May 31,
                                                                             2004              2003
                                                                          -----------       -----------
CURRENT LIABILITIES:
Notes payable                                                             $        --       $    22,206
Notes payable - related parties                                               183,333            14,750
Accounts payable                                                              696,658           260,495
Accounts payable - related parties                                             16,291                --
Accrued liabilities                                                           653,571           744,522
Accrued salaries                                                                   --            45,000
Deferred revenues                                                             521,860           126,861
                                                                          -----------       -----------

      TOTAL CURRENT LIABILITIES                                             2,071,713         1,213,834
                                                                          -----------       -----------

Commitments and Contingencies                                                      --                --

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; 10,000,000 shares authorized;
 no shares issued or outstanding                                                   --                --
Common stock - $.001 par value; 50,000,000 shares authorized;
 5,338,238 shares issued and outstanding as of May 31, 2004
 and 4,068,115 as of May 31, 2003                                               5,338             4,068
Paid-in capital                                                             4,981,156         1,583,970
Accumulated deficit                                                          (338,578)       (1,186,549)
                                                                          -----------       -----------

      TOTAL STOCKHOLDERS' EQUITY                                            4,647,916           401,489
                                                                          -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 6,719,629       $ 1,615,323
                                                                          ===========       ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Years Ended May 31,
                                                  2004                  2003
                                              -----------           -----------
Revenues
  Licensing and advertising fees              $ 2,402,332           $ 1,753,389
  Franchise fees                                1,055,000             1,575,000
  Project management fees                       1,556,576               467,828
  Other revenue                                   238,788                48,174
                                              -----------           -----------
                                                5,252,696             3,844,391
                                              -----------           -----------
Operating Costs
  Cost of revenues                              1,589,978               749,491
  General and administrative costs              2,818,958             2,425,600
                                              -----------           -----------
                                                4,408,936             3,175,091
                                              -----------           -----------

Income from Operations                            843,760               669,300

Other Income (Expense)
  Interest income                                   6,220                 1,062
  Interest expense                                 (2,009)              (35,633)
                                              -----------           -----------

Net Income                                    $   847,971           $   634,729
                                              ===========           ===========

Income Per Share - basic and diluted          $      0.20           $      0.16
                                              ===========           ===========
Weighted average shares outstanding
 - basic and diluted                            4,320,948             4,062,777
                                              ===========           ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           Common Stock
                                     --------------------       Paid-in       Accumulated
                                     Shares        Amount       Capital         Deficit           Total
                                     ------        ------       -------         -------           -----
Balance at May 31, 2002             8,129,041     $ 8,129     $ 1,567,328     $(1,821,278)    $  (245,821)

Issuance of common stock
 for services                           7,189           8          12,573              --          12,581

Effect of reverse stock split      (4,068,115)     (4,069)          4,069              --              --

Net income for year ended
 May 31, 2003                              --          --              --         634,729         634,729
                                   ----------     -------     -----------     -----------     -----------

Balance at May 31, 2003             4,068,115       4,068       1,583,970      (1,186,549)        401,489

Issuance of common stock and
 options for merger, net of
 registration costs of $311,946       815,308         815       2,093,307              --       2,094,122

Issuance of common stock
 for repayment of debt                444,815         445       1,265,055              --       1,265,500

Options issued for services                --          --          10,800              --          10,800

Purchase of fractional shares              --          --            (416)             --            (416)

Issuance of common stock
 for services                          10,000          10          28,440              --          28,450

Net income for year ended
 May 31, 2004                              --          --              --         847,971         847,971
                                   ----------     -------     -----------     -----------     -----------

Balance at May 31, 2004             5,338,238     $ 5,338     $ 4,981,156     $  (338,578)    $ 4,647,916
                                   ==========     =======     ===========     ===========     ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the years ended May 31,
                                                                        2004                2003
                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   847,971         $   634,729
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                       27,312              32,730
     Interest added to notes payable                                         --              14,250
     Issuance of stock for services                                      28,450              12,581
     Note receivable written off to bad debt                             40,000                  --
     Net current assets received in merger                              120,645                  --
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade                                                       (1,306,027)            (17,526)
       - miscellaneous and related parties                               (1,555)            (92,180)
     Prepaid Expenses                                                   (40,275)              7,777
     Miscellaneous assets                                                (1,500)             (1,000)
     Accounts payable
       - trade                                                          436,163            (251,615)
       - related party                                                   16,291                  --
     Accrued liabilities                                                (90,951)            600,754
     Accrued salaries                                                   (45,000)                 --
     Deferred Revenues                                                  394,999             (75,359)
                                                                    -----------         -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES:                      426,523             865,141
                                                                    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                              (54,238)                 --
  Proceeds from sale of fixed assets                                      5,619                  --
  Collection of loans receivable                                             --              94,290
  Purchase of patents and trademarks                                     (1,447)                 --
  Payments for registration of securities                              (311,946)            (50,000)
  Increase in goodwill                                                  (58,435)                 --
                                                                    -----------         -----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES:            (420,447)             44,290
                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                         --             189,999
  Repayment of debt                                                     (22,206)           (825,731)
  Repayment of debt - related party                                     (31,417)                 --
  Cash received in acquisition                                          250,553                  --
                                                                    -----------         -----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:            196,930            (635,732)
                                                                    -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                              203,006             273,699

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                         280,767               7,068
                                                                    -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                           $   483,773         $   280,767
                                                                    ===========         ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                    For the years ended May 31,
                                                                      2004               2003
                                                                  -----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest                          $     2,009        $    35,633
                                                                  ===========        ===========

  Cash paid during the year for income taxes                      $        --        $        --
                                                                  ===========        ===========
NON-CASH INVESTING AND FINANCE ACTIVITIES
  Note payable issued for services related to merger              $   200,000        $        --
                                                                  ===========        ===========

  Interest added to notes payable                                 $        --        $    14,250
                                                                  ===========        ===========

  Stock issued for services                                       $    28,450        $    12,581
                                                                  ===========        ===========

  Loan receivable written off to bad debt                         $    40,000        $        --
                                                                  ===========        ===========

  Stock issued for repayment of debt                              $ 1,265,500        $        --
                                                                  ===========        ===========

  Options issued as payment for services related to merger        $    10,800        $        --
                                                                  ===========        ===========

  Non-marketable securities received in merger                    $    78,489        $        --
                                                                  ===========        ===========

  Fixed assets received in merger                                 $     2,944        $        --
                                                                  ===========        ===========

  Goodwill received in merger                                     $ 3,218,521        $        --
                                                                  ===========        ===========

  Notes payable assumed in merger                                 $ 1,265,500        $        --
                                                                  ===========        ===========

  Stock and options issued in merger                              $ 2,155,099        $        --
                                                                  ===========        ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

DESCRIPTION OF THE COMPANY

Global Entertainment Corporation ("Global" or the "Company"), through its wholly owned subsidiary, Western Professional Hockey League Inc., is the operator of the Western Professional Hockey League ("WPHL"), a minor league professional hockey organization, and is the licensor of the independently owned hockey teams which participate in the league. Effective June 1, 2001, Global, on behalf of the WPHL negotiated and signed a ten (10) year Joint Operating Agreement ("JOA") with the Central Hockey League ("CHL"). The effect of the JOA is that the two leagues will have their respective teams join together and operate under the Central Hockey League name. At the end of the 2011 hockey season, the CHL may exercise a purchase option granted in the JOA.

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

The WPHL is a structured franchised sports league, which includes competing teams located in cities in Texas, Louisiana, New Mexico, Mississippi, Oklahoma, Kansas and Colorado. There were 17 teams competing in the 2003-04 season, 12 teams from the WPHL and 5 teams from the CHL.

In addition, the Company, through its wholly owned subsidiary, International Coliseums Company ("ICC"), is working with various governmental and private entities to develop event facilities (multi-use arenas) in numerous municipalities.

During the year ended May 31, 2002, the Company formed Global Entertainment Marketing Systems ("GEMS"). GEMS was formed for the purpose of promoting, marketing and selling various revenue streams created by the development and operation of multipurpose arenas in small to mid-sized communities throughout the United States.

During the year ended May 31, 2003, the Company formed a new wholly owned subsidiary, Global Entertainment Acquisition Corporation ("GEAC"). GEAC was formed for the purpose of merging with and into Cragar Industries, Inc. (See
Note 11).

The Company, through its wholly owned subsidiary, Cragar Industries, Inc. ("Cragar"), is the licensor of the name brand CRAGAR. Cragar licenses its mark to manufacture, sell, and distribute certain lines of wheels, related accessories, and automotive aftermarkets.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

DESCRIPTION OF THE COMPANY (CONTINUED)

During the year ended May 31, 2004, the Company formed a new wholly owned subsidiary, Global Entertainment Ticketing, Inc. ("GETTIX"). GETTIX was formed as a complete ticketing solution for any venue, arena, theatre, or event, which may include such venues as the new facilities under management contracts with ICC.

ACQUISITION OF SUBSIDIARIES

INTERNATIONAL COLISEUMS CORPORATION, LLC

Effective November 1, 2000, Global purchased 100% of the members' equity of International Coliseums Corporation, LLC (subsequently named International Coliseums Company, Inc.) ("ICC") pursuant to the terms of the Asset Purchase Agreement, for 350,000 shares of common stock of Global valued at $1.75 per share. The 350,000 shares were issued to Arena Building Company, LLC for their interest in ICC. In addition, pursuant to the terms of the agreement, Nustadia Developments Inc. was paid $1.00 and was granted a strategic alliance agreement to design and develop the first five initial arena projects in exchange for their interest in ICC.The acquisition has been accounted for under the purchase method of accounting. The total purchase price was $622,500, with $612,500 paid in common stock, and $10,000 paid for costs incurred.

During the year ended May 31, 2004, the Company completed a merger with Cragar. On March 19, 2004, Cragar shareholders voted in favor of the proposed merger. Prior to 2000, Cragar designed, produced and sold composite, aluminum, steel and wire custom wheels and wheel accessories. It marketed and sold to aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. In 1999, Cragar changed its primary business strategy from the manufacturing, marketing and distribution of CRAGAR products to the licensing of them. The acquisition has been accounted for under the purchase method of accounting. The base purchase price was $2,406,068 paid in common stock and options to shareholders of Cragar and $1,265,500 paid in common stock to extinguish notes payable, see note 11.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, Western Professional Hockey League, Inc., International Coliseum Company, Inc. and Global Entertainment Marketing Systems, Cragar Industries, Inc., and Global Entertainment Ticketing, Inc. Intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATION OF AMOUNTS

Certain balances as of and for the fiscal year ended May 31, 2003 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE - TRADE

Accounts receivable - trade primarily represent amounts due from franchisees related to franchise and assessment fees, as well as fees due from various municipalities for services in relation to construction and project management. The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of May 31, 2004 and 2003, the Company had determined no allowance for doubtful accounts on accounts receivable - trade was necessary.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation, and are depreciated over their useful lives of one (1) to five (5) years.

Depreciation is computed under the straight-line method for financial statement purposes and under accelerated methods for income tax purposes. Repairs and maintenance expenses are charged to operations as incurred. Betterment or renewals are capitalized as incurred.

DEFERRED REVENUES

Deferred revenues represent various fees received by the Company for which substantially all of the services have not yet been performed. The revenues will be recognized when the obligations of the agreement are met, and the earnings cycle has been completed (see Revenue Recognition below).

NON-MARKETABLE SECURITIES

Non-marketable   securities   consist   of  the   Company's   investment   in  a
non-marketable preferred and common stock. This investment is stated at estimated net realizable value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts and loans receivable, accounts and notes payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments are deemed to approximate fair values.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

ADVERTISING EXPENSE

The Company charges advertising costs to operations when incurred. Advertising expense totaled $1,995 and $5,033 for the fiscal years ended May 31, 2004 and 2003, respectively.

INCOME TAXES

The Company accounts for deferred income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of an allowance when realization of an asset is unsure.

INTANGIBLE ASSETS

Intangible assets are comprised primarily of patents and trademarks, covenants not to compete and franchising rights. Intangible assets are being amortized on the straight-line method over their estimated remaining lives, which approximates seven years.

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. For the fiscal years ended May 31, 2004 and 2003, the Company determined that, based on estimated future cash flows, the fair value of the intangible assets and goodwill exceeds its carrying value, accordingly, no impairment has been recognized.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

REVENUE RECOGNITION

GLOBAL ENTERTAINMENT CORPORATION:

Initial franchise fees represent the amounts received from franchisees to acquire a franchise. The amount is recognized as revenue when the franchise agreement is signed and the Company has met all of its significant obligations under the terms of the franchise agreement. The Company is responsible for assisting the franchisee with facility lease contract negotiations, venue ticketing analysis and pricing, concessionaire negotiations and staffing advisements. These generally occur at the time the franchisee acquires a franchise. Transfer franchise fees represent the amounts received from the transfer of ownership of a franchise and are recognized when approved. The transfer fee is implemented to cover the Company's administrative and other expenses in connection with the transfer. For the years ended May 31, 2004 and 2003, transfer franchise fees totaled $75,000 and $150,000, respectively.

ASSESSMENT FEES:

Pursuant to the terms of the JOA, each team will pay assessment fees of $75,000 per annum, plus $15,000 per annum for officiating costs. In addition, the teams from the WPHL pay an extra $10,000 per annum to cover Global costs. The fees are recognized ratably over the year. At the end of the year, net profits/losses are shared proportionately based upon the amount of revenues that each member of the JOA has contributed to the league. Assessment fees are included in the Licensing and advertising fees on the Statement of Operations.

EVENT CENTER DEVELOPMENT:

ICC has received design and build contract revenue from various municipalities. These are recognized as income ratably over the duration of the contract. The Company has entered into several construction project supervisory contracts. The revenues from these contracts are recognized ratably over the duration of the contract.

GLOBAL ENTERTAINMENT MARKETING SYSTEMS:

GEMS contracts to sell all contractually obligated income sources including, but not limited to, facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts created by the development and operation of multipurpose arenas. The revenues from these contracts are recognized when earned in accordance with the contract.

GLOBAL ENTERTAINMENT TICKETING:

GETTIX is in the process of establishing the infrastructure to commence operations for ticket sales. For the fiscal year ended May 31, 2004, there were no active accounts currently under contract by the Company. GETTIX plans to secure contracts to be the ticketing agent with various venues, theatres, event centers, or private entities requiring such services to fulfill orders to ticketed events. Revenues will be generated from the fees charged for processing the order.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is based on the weighted average number of common shares outstanding (post-reverse split) during the periods. As of May 31, 2004 and 2003 there were 534,482, and 228,607, potentially dilutive warrants and options outstanding, respectively. The warrants and options were not assumed exercised because their exercise price was equal to, or in excess of, the average market price of the common stock for the periods presented. (See reverse stock split).

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

                                                     For the years ended May 31,
                                                        2004             2003
                                                     ---------        ---------

Net income, as reported                              $ 847,971        $ 634,729
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects            (74,520)        (108,708)
                                                     ---------        ---------

Pro forma net income                                 $ 773,451        $ 526,021
                                                     =========        =========
Earnings per share:
  Basic and diluted, as reported                     $    0.20        $    0.16
                                                     =========        =========

  Basic and diluted, pro forma                       $    0.18        $    0.13
                                                     =========        =========

Due to the Company's net operating loss carryforwards, the assumed tax effect was deemed immaterial.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150, which also included a number of new disclosure requirements, are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS No. 150 did not have a significant effect on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 prescribes how to identify variable interest entities and how an enterprise accesses its interest in a variable interest entity to decide whether to consolidate that entity. In October 2003, the implementation date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a significant effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. This Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 sets forth expanded disclosure requirements in the financial statements about a guarantor's obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our results of operations or financial position.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our financial position or results of operations.

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

As of May 31, 2004 and 2003, property and equipment was comprised of the following:

                                                   For the years ended May 31,
                                                     2004                2003
                                                  ---------           ---------

Office furniture and equipment                    $ 116,390           $  82,006
Computer equipment                                   66,622              49,368
                                                  ---------           ---------
                                                    183,012             131,374
Less:  accumulated depreciation                    (137,627)           (129,214)
                                                  ---------           ---------

                                                  $  45,385           $   2,160
                                                  =========           =========

Total depreciation expense equaled $8,338 and $13,766 for the years ended May 31, 2004 and 2003, respectively.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 3
                                INTANGIBLE ASSETS
--------------------------------------------------------------------------------

As of May 31, 2004 and 2003, intangible assets were comprised of the following:

                                                    May 31,             May 31,
                                                     2004                2003
                                                  ---------           ---------
Patent and trademarks                             $   9,411           $   7,964
Covenant not to compete                              50,000              50,000
Franchising rights                                   75,000              75,000
                                                  ---------           ---------
                                                    134,411             132,964
Less:  accumulated amortization                     (77,347)            (58,373)
                                                  ---------           ---------

                                                  $  57,064           $  74,591
                                                  =========           =========

As of May 31, 2004 and 2003, goodwill was comprised of the following:

                                                    May 31,             May 31,
                                                     2004                2003
                                                  ---------           ---------
Investment in ICC                                $  622,500          $  622,500
Investment in Cragar                              3,537,756              50,000
                                                 ----------          ----------
                                                  4,160,256             672,500
Less:  accumulated amortization                    (103,750)           (103,750)
                                                 ----------          ----------

                                                 $4,056,506          $  568,750
                                                 ==========          ==========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 4
                                LOANS RECEIVABLE
--------------------------------------------------------------------------------

The loan receivable as of May 31, 2003, is comprised of the following. The loan receivable was written off to bed debt expense during the fiscal year ended May 31, 2004.

                                                                      May 31,
                                                                       2003
                                                                     --------
Due from franchisees, non-interest bearing, payable
 on demand, deemed long-term                                         $ 89,464

Less: reserve for collection costs and collectibility                 (49,464)
                                                                     --------
                                                                       40,000
Less: current portion                                                      --
                                                                     --------

Long-term receivable                                                 $ 40,000
                                                                     ========

--------------------------------------------------------------------------------
                                     NOTE 5
                           PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------

The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. Federal corporate statutory income tax rate to the income before income taxes as follows:

                                                     For the years ended May 31,
                                                      2004               2003
                                                   ---------          ---------

Computed "expected" tax expense                    $ 280,000          $ 204,000
Entertainment, depreciation and
 amortization expenses                                    --            (10,000)
Valuation allowance - benefit of net
 operating loss carryforward
 and doubtful accounts                              (330,000)          (240,000)
State income taxes                                    50,000             46,000
                                                   ---------          ---------

                                                   $      --          $      --
                                                   =========          =========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 5
                     PROVISION FOR INCOME TAXES (CONTINUED)
--------------------------------------------------------------------------------

At May 31, 2004 and 2003, the deferred tax assets consist of the following:

                                                  For the years ended May 31,
                                                   2004                2003
                                                -----------         -----------
Deferred Tax Asset:
  Allowance for doubtful accounts               $        --         $    21,000
  Federal and state loss carryforwards              246,000             387,000
  Loss carryforwards acquired in merger             800,000                  --
  Depreciation and amortization                          --               3,000
                                                -----------         -----------
                                                  1,046,000             411,000
Less: valuation allowance                          (800,000)           (165,000)
                                                -----------         -----------

Net deferred tax asset                          $   246,000         $   246,000
                                                ===========         ===========

The Company had established a valuation allowance equal to a portion of the net deferred tax asset primarily due to the uncertainty in the utilization of net operating loss carryforwards. For the years ended May 31, 2004 and 2003, the valuation allowance was increased/(reduced) by $635,000 and $(331,300), primarily to reflect the benefit of the utilization of the net operating loss carryforwards in the current period, and reserve for the utilization of net operating loss carryforwards obtained in the merger with Cragar.

The Company's approximate federal and state net operating loss carryforwards at May 31, 2004 are $450,000. The net operating loss carryforwards may be applied against future taxable income. They expire as follows:

      Amount of Unused              Federal Expiration          State Expiration
Federal and State Operating            During Year                During Year
     Loss Carryforwards               Ended May 31,              Ended May 31,
     ------------------               -------------              -------------
          $426,000                        2021                       2006
            24,000                        2022                       2007
          --------

          $450,000
          ========

In addition, pursuant to IRC Section 182, and as a result of the merger with Cragar, the Company will have available approximately $160,000 of net operating loss per year for the next 14 years.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 6
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

As of May 31, 2003, the Company had notes payable as follows:

                                                                       May 31,
                                                                        2003
                                                                      --------
18% per annum notes payable to various individuals,
 interest due quarterly, principal due on demand;
 unsecured                                                            $ 16,981
18% per annum notes payable to various individuals and
 entities, interest due quarterly, principal due on demand;
 unsecured                                                               5,225
                                                                      --------
                                                                        22,206
Less: current maturities                                               (22,206)
                                                                      --------

Long-term portion                                                     $     --
                                                                      ========

--------------------------------------------------------------------------------
                                     NOTE 7
                                     EQUITY
--------------------------------------------------------------------------------

WARRANTS

As of May 31, 2004 and 2003, the Company had 60,460 and 500 warrants outstanding, respectively, to purchase common stock. All of the warrants are convertible into one share of common stock. Twenty thousand five hundred warrants are exercisable at $3.50 per share and the remaining 39,960 warrants are exercisable at $3.55 per share. They all carry exercise terms of five (5) years. All of the warrants are vested and exercisable as of May 31, 2004.

During the fiscal year ended May 31, 2004, the Company issued 20,000 warrants to a related party in exchange for services provided during the merger with Cragar. Based on a Black-Scholes calculation, the Company determined that the fair value of these warrants at the respective grant dates was $0.54. For the fiscal year ended May 31, 2004 management has recognized a general and administrative expense in the amount of $10,800 for the issuance of these warrants.

In connection with the merger with Cragar, the Company issued 39,960 warrants in exchange for outstanding Cragar warrants at an exchange ratio of approximately ..2091. Based on a Black-Scholes calculation, the Company determined that the fair value of these warrants at the respective grant dates was $0.54. The value of these warrants in the approximate amount of $21,600 has been included in the purchase price of the merger.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 7
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

The following table summarizes warrant activity:

                                                                       Weighted
                                                                       Average
                                                         Number        Exercise
                                                       of Warrants      Price
                                                       -----------      -----
Outstanding at May 31, 2002                              18,000       $   1.75
  Granted                                                    --             --
  Exercised                                                  --             --
  Forfeited                                             (17,000)            --
                                                        -------       --------
                                                          1,000           1.75
Effect of 1 for 2 reverse stock split on May 13, 2003      (500)          3.50
                                                        -------       --------
Outstanding and exercisable at May 31, 2003                 500           3.50
  Granted                                                59,960           3.53
  Exercised                                                  --             --
  Forfeited                                                  --             --
                                                        -------       --------
Outstanding and exercisable at May 31, 2004              60,460       $   3.53
                                                        =======       ========

Information with respect to warrants outstanding and exercisable at May 31, 2004 is as follows:

                        Warrants Outstanding                      Warrants Exercisable
              --------------------------------------------      -----------------------
                                  Weighted
                                  Average         Weighted                     Weighted
                                 Remaining         Average                      Average
Exercise      Number of         Contractual       Exercise      Number of      Exercise
 Price         Warrants       Life (in years)      Price         Warrants       Price
 -----         --------       ---------------      -----         --------       -----
 $3.50          20,500             4.69            $3.50          20,500        $3.50
 $3.55          39,960             4.33            $3.55          39,960        $3.55

OPTIONS

During 2000, the Company adopted the 2000 Long-Term Incentive Plan. The Plan authorizes the Company's Board of Directors to grant both qualified incentive and non-qualified stock options and restricted stock awards to selected officers, key employees, outside consultants and directors of the Company or its wholly owned subsidiaries for up to an aggregate of 750,000 shares of the Company's common stock, as amended in the current year. As of May 31, 2004, a total of 510,180 options have been issued under the Plan.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 7
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

During the year ended May 31, 2004, the Company issued 258,415 options. These options were issued to various directors and managers. Options granted prior to May 31, 2003 had an exercise price of $1.75. One hundred thirty eight thousand options granted during the year ended May 31, 2004 had an exercise price of $3.50 and 120,415 had an exercise price of $3.55. Each option, with the exception of 125,415 options, has a term of ten (10) years. Five thousand options granted in fiscal year 2003 have a term of two (2) years and will expire in October 2004, and 120,415 options granted in fiscal year 2004 have a term of five (5) years.

In connection with the merger with Cragar, the Company issued 120,415 options in exchange for outstanding Cragar options at an exchange ratio of approximately
0.2091. Based on a Black-Scholes calculation, the Company determined that the fair value of these options at the respective grant dates was $0.54. The value of these options in the approximate amount of $65,000 has been included in the purchase price of the merger.

The following is a table of activity for all options:
                                                                       Weighted
                                                                        Average
                                                        Number of       Exercise
                                                         Options         Price
                                                         -------         -----
Options outstanding at May 31, 2002                      275,500       $   1.75
  Granted                                                190,715           1.75
  Exercised                                                   --             --
  Forfeited                                              (10,000)            --
                                                        --------       --------
Outstanding and exercisable at May 31, 2002              456,215           1.75
Effect of 1 for 2 reverse stock split on May 13, 2003   (228,108)          3.50
                                                        --------       --------
Outstanding and exercisable at May 31, 2003              228,107           3.50
  Granted                                                258,415           3.52
  Exercised                                                   --             --
  Forfeited                                              (12,500)            --
                                                        --------       --------
Outstanding and exercisable at May 31, 2004              474,022       $   3.51
                                                        ========       ========

Additional information about outstanding options to purchase the Company's common stock as of May 31, 2004 is as follows:

                         Options Outstanding                      Options Exercisable
              --------------------------------------------      -----------------------
                                  Weighted
                                  Average         Weighted                     Weighted
                                 Remaining         Average                      Average
Exercise      Number of         Contractual       Exercise      Number of      Exercise
 Price         Options       Life (in years)       Price         Options        Price
 -----         -------       ---------------       -----         -------        -----
 $3.50         353,607             8.03            $3.50         353,607        $3.50
 $3.55         120,415             4.33            $3.55         120,415        $3.55

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 7
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

OPTIONS (CONTINUED)

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    For the years ended May 31,
                                                      2004             2003
                                                    --------         --------
     Expected volatility                                20.54%              0%
     Risk-free interest rate                             4.5%            4.00%
     Expected dividends                                   --               --
     Expected life                                  5 Years          10 Years
     Value of individual options                    $    0.54        $   0.57

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees, since the exercise prices were not less than the fair value of the Company's stock on the grant dates. Had compensation cost been determined based on the fair value on the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's net income per share would have been as follows:

                                                    For the years ended May 31,
                                                      2004             2003
                                                    --------         --------
     Net income:
       As reported                                  $847,971         $634,729
       Pro forma                                    $773,451         $526,021

     Income per share:
       As reported                                  $   0.20         $   0.16
       Pro forma                                    $   0.18         $   0.13

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 8
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASES

The Company previously leased office space in Phoenix, Arizona under a month-to-month operating lease agreement, at a rate of $6,300 per month. During September 2001, the Company signed a three (3) year lease for new office space in Scottsdale, Arizona at a rate of $5,900 per month. The Company also entered into a five (5) year operating lease for office equipment at a rate of approximately $500 per month.

Effective July 2003, the Company entered into a new four-year lease agreement for office space from a related party. Under the terms of the agreement (as amended in May 2004), the Company will pay $11,100 per month for the first two years of the agreement, and $11,900 per month for the third and fourth years. In conjunction with the signing of this lease, the related party assumed the above-mentioned three-year lease, which commenced in September 2001, and no further obligation exists for same.

During the year ended May 31, 2004, the Company entered into a (3) three year operating lease for office equipment at a rate of approximately $400 per month.

During the year ended May 31, 2004, the Company entered into a (5) five-year agreement to lease the phone equipment, maintenance contract, and telephone service for approximately $6,000 per month. This lease will commence in July 2004.

Total rent  expense was  approximately  $105,000 and $76,000 for the years ended
May 31, 2004 and 2003, respectively. Future minimum lease payments are as follows:

     Years ending
        May 31,                             Amount
         2005                             $191,700
         2006                              207,700
         2007                              205,800
         2008                               72,100
         2009                               60,100
      Thereafter                             5,000
                                          --------
                                          $742,400
                                          ========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 8
                    COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

CONTINGENCIES

The Company, in the ordinary course of business, has ancillary exposure to the general public. As with all such facilities there exists a degree of risk that fans may be accidentally injured. To mitigate this risk, management has obtained insurance coverage, which they believe effectively covers any reasonable potential liability.

The Company is a defendant in a lawsuit filed by an employee of one of its franchises for alleged breach of contract. The suit asks for unspecified actual damages. The Company believes the suit is completely without merit and intends to vigorously defend its position.

--------------------------------------------------------------------------------
                                     NOTE 9
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE -RELATED PARTIES AND MISCELLANEOUS

The accounts receivable miscellaneous and related parties include a balance of $7,000 as of May 31, 2003 from a related party. This $7,000 was collected during the year ended May 31, 2004. The principal receivable as of May 31, 2004 is for $136,000, advanced, by the Company to the former El Paso Franchise. It is anticipated that these funds will be recouped on the resale of the franchise. The total amounts are non-interest bearing, due on demand.

ACCOUNTS PAYABLE

Included in accounts payable at May 31, 2004 is approximately $16,291 owed to a related party relating to the Company's Advisory Service Agreement.

NOTES PAYABLE

As of May 31, 2004 and 2003, the Company had notes payable to related parties as follows:

                                                     May 31,           May 31,
                                                      2004              2003
                                                    ---------         ---------
18% per annum notes payable to a related
party, interest due quarterly, principal
due on demand; unsecured                            $      --         $  14,750

Zero percent interest note payable due to
a majority stockholder, principal due in
12 equal payments of $16,667                          183,333                --
                                                    ---------         ---------
                                                      183,333            14,750
Less:  current maturities                            (183,333)          (14,750)
                                                    ---------         ---------

Long-term portion                                   $      --         $      --
                                                    =========         =========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 9
                     RELATED PARTY TRANSACTIONS (CONTINEUED)
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Effective July 2003, the Company entered into a new four-year lease agreement for office space from a related party. Under the terms of the agreement (as amended in May 2004), the Company will pay $11,100 per month for the first two years of the agreement, and $11,900 per month for the third and fourth years. In conjunction with the signing of this lease, the related party assumed the aforementioned three-year lease, which commenced in September 2001, and no further obligation exists for same.

LOAN GUARANTEE FEES

At May 31, 2004 and 2003 accrued liabilities includes approximately $87,500 of loan guarantee fees owed to two directors of the Company, for their personal guarantees of a line of credit for the Company. This line of credit was repaid in full during the year ended May 31, 2003 and cancelled.

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

Effective July 18, 2001, the Company renewed its Advisory Service Agreement for an additional two years at a rate of $7,500 per month. The Advisory Service Agreement has been renewed subsequent to the merger with Cragar for an additional two (2) years, at a rate of $12,500 per month.

--------------------------------------------------------------------------------
                                     NOTE 10
                          CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------

The Company maintains cash at various financial institutions. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At May 31, 2004 and 2003, the Company had uninsured cash and cash equivalents in the approximate amounts of $234,500 and $64,000, respectively.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 11
                                  CRAGAR MERGER
--------------------------------------------------------------------------------

On March 19, 2004, Global Entertainment acquired 100% of the outstanding common shares of Cragar Industries, Inc. ("Cragar"). The results of Cragar's operations have been included in the consolidated financial statements since that date.

Prior to 2000, Cragar designed, produced and sold composite, aluminum, steel and wire custom wheels and wheel accessories. It marketed and sold to aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. In 1999, Cragar changed its primary business strategy from the manufacturing, marketing and distribution of CRAGAR products to the licensing of them.

The aggregate base purchase price was $2,406,068, including common stock and options to purchase Global Entertainment Corporation common stock. The value of the 815,400 shares of common stock issued was determined using the most recent common stock transaction, which was the exchange of $1,265,500 of notes payable for 444,877 shares of Global Entertainment common stock. The value of the 160,375 options and warrants to purchase Global Entertainment common stock issued in exchange for all outstanding options and warrants to purchase Cragar common stock was determined using the Black-Scholes pricing model. See Note 7.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                  March 13,
                                                                    2004
                                                                 ----------
     Cash                                                        $  250,969
     Accounts receivable - trade                                    145,400
     Property and equipment                                           2,944
     Goodwill                                                     3,247,616
     Non-marketable securities                                       78,489
                                                                 ----------
         Total assets acquired                                    3,725,418
                                                                 ----------
     Accounts payable                                                53,850
     Notes payable                                                1,265,500
                                                                 ----------
         Total liabilities assumed                                1,319,350
                                                                 ----------
         Net assets acquired                                     $2,406,068
                                                                 ==========

Of the total amount of goodwill of $3,247,616, none is expected to be deductible for tax purposes.

The unaudited pro forma consolidated supplemental financial information assumes the acquisition of Cragar occurred on the first day of the years ended May 31, 2004 and 2003, utilizing the historical audited statements of operations of Global Entertainment Corporation for the years ended May 31, 2004 and 2003 and of Cragar for the years ended March 31, 2004 and 2003. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

                Global Entertainment Corporation and Subsidiaries
             Unaudited Pro Forma Supplemental Financial Information

                                                    For the Years Ended May 31,
                                                     2004                2003
                                                  ----------          ----------
Revenue                                           $5,823,461          $4,403,880
Income before extraordinary items and the
 cumulative effect of accounting changes           1,128,723             775,371
Net income                                         1,128,723             775,371

Income per share                                  $     0.21          $     0.15
                                                  ==========          ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINIANCIAL DISCLOSURE

The Company, in conjunction with the audits of the two fiscal years ended May 31, 2004 and 2003, experienced no disagreements with Semple & Cooper, LLP ("Semple") on any matter of accounting principles or practices, financial statement disclosure or an auditing scope or procedure, which disagreement, if not resolved to Semple's satisfaction, would have caused Semple to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer, and the Vice President of Accounting, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the year ended May 31, 2004. Based on that evaluation, The Chief Executive, Chief Financial Officer, and Vice President of Accounting have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on directors and officers of the Company will be included under the caption "Directors and Executive Officers" of the Company's Information Statement relating to the Annual Meeting of Shareholders for the year ended May 31, 2004, which is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information on directors and officers of the Company will be included under the caption "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders for the year ended May 31, 2004, which is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKER MATTERS

Information on equity compensation plans and beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's Information Statement relating to the Annual Meeting of Shareholders for the year ended May 31, 2004, which is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTIES

Information on certain relationships and related transactions will be included under the caption "Certain Relationships and Related Parties" of the Company's Information Statement relating to the Annual Meeting of Shareholders for the year ended May 31, 2004, which is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. See Exhibit Index attached hereto.

b. Reports on Form 8-K:

     On March 19, 2004, we filed a report on Form 8-K with the Commission relating to the consummation of the Company's merger with Cragar Industries, Inc. ("Cragar") pursuant to which Cragar became a wholly owned subsidiary of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services will be included under the caption "Principal Accountant Fees and Services" of the Company's Information Statement relating to the Annual Meeting of Shareholders for the year ended May 31, 2004, which is hereby incorporated by reference.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Global Entertainment Corporation
                                                    (Registrant)

                                  By /s/ W. James Treliving
                                     ----------------------------------------
                                     W. James Treliving
                                     Chairman of the Board

                                  By /s/ George Melville
                                     ----------------------------------------
                                     George Melville
                                     Secretary / Treasurer

                                  By /s/ Terry S. Jacobs
                                     ----------------------------------------
                                     Terry S. Jacobs
                                     Director

                                  By /s/ Donald Head
                                     ----------------------------------------
                                     Donald Head
                                     Director

                                  By /s/ Mark Schwartz
                                     ----------------------------------------
                                     Mark Schwartz
                                     Director

                                  By /s/ Michael L. Hartzmark
                                     ----------------------------------------
                                     Michael L. Hartzmark
                                     Director

                                  By /s/ Richard Kozuback
                                     ----------------------------------------
                                     Richard Kozuback
                                     President & Chief Executive Officer

                                  By /s/ J. Craig Johnson
                                     ----------------------------------------
                                     J. Craig Johnson
                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT

 2.1 First Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 17, 2003, by and among Global Entertainment Corporation, Global Entertainment Acquisition Corp. and Cragar Industries, Inc. (1)
 2.2 Second Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 29, 2004, by and among Global Entertainment Corporation, Global Entertainment Acquisition Corp. and Cragar Industries, Inc. (2)
 3.1 Amended and Restated Articles of Incorporation of Global Entertainment Corporation. (3)
 3.2     Bylaws of Global Entertainment Corporation. (4)
 3.5     Form of Certificate of Designation (3)
 10.1    Global Entertainment Corporation 2000 Long Term Incentive Plan
 10.2    Amendment to Global Entertainment  Corporation 2000 Long Term Incentive
         Plan
 10.3 Third Renewal Agreement between Global Entertainment Corporation and Miller Capital Corporation, dated August 8, 2003
 10.4 Employment Agreement between Global Entertainment Corporation and Richard Kozuback, dated April 8, 2000
 10.5 Joint Operating Agreement between Global Entertainment Corporation and the Central Hockey League
 10.6 Form of License Agreement between Western Professional Hockey League, Inc. and franchisees
 10.7 Form of Amendment to License Agreement between Western Professional Hockey League, Inc. and Franchisees
 10.8 Exclusive Field of Use License Agreement between Cragar Industries, Inc. and CIA Wheel Group, effective as of October 1, 2003
 10.9 Administrative Services Agreement between Global Entertainment Corporation and Cragar Industries, Inc., dated June 13, 2003
 10.10 Licensing Representation Agreement between Global Entertainment Corporation and Cragar Industries, Inc.
 21      Subsidiaries of Global Entertainment Corporation
 23.1 Consent of Semple & Cooper, LLP, independent public accountants with respect to Global Entertainment Corporation's financial statements
 31.1* Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer
 31.2* Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by J. Craig Johnson, Chief Financial Officer
 32** Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and J. Craig Johnson, Chief Financial Officer

----------
 *       Filed herewith.
 **      Furnished herewith.
 (1) Incorporated herein by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on February 12, 2004.
 (2) Incorporated herein by reference to Exhibit 2.3 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on February 12, 2004.
 (3) Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
 (4) Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.