Form 10QSB
period 2004-08-31
GLOBAL ENTERTAINMENT CORP
filed 2004-10-15
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004

                          Commission File No 000-50643


                        GLOBAL ENTERTAINMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       86-0933274
  (State or other Jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


                       4909 East McDowell Road, Suite 104
                           Phoenix, Arizona 85008-4293
                                 (480) 994-0772

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the registrant's classes of common stock as of October 5, 2004:

                          Common Stock, $.001 par value
                                5,340,738 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2004


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                              2

          Condensed Consolidated Balance Sheets - As of August 31, 2004
          (Unaudited) and May 31, 2004                                         2

          Condensed Consolidated Statements of Operations (Unaudited) -
          Three Months Ended August 31, 2004 and 2003                          4

          Condensed Consolidated Statements of Changes in Stockholder's
          Equity (Unaudited) - Three Months Ended August 31, 2004 and 2003     5

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended August 31, 2004 and 2003                          6

          Notes to Condensed Consolidated Financial Statements                 7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        13

     Item 3. Controls and Procedures                                          17

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                17

     Item 6. Exhibits and Reports on Form 8-K                                 17

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             August 31,           May 31,
                                                                               2004                2004
                                                                            ----------          ----------
                                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                   $  122,277          $  483,773
Accounts receivable, less allowance for doubtful accounts
 of $8,726 at August 31, 2004 and $0 at May 31, 2003, respectively           2,242,141           1,548,685
Accounts receivable - related parties and miscellaneous                        128,075             154,450
Prepaid expenses                                                                24,460              40,777
                                                                            ----------          ----------

      TOTAL CURRENT ASSETS                                                   2,516,953           2,227,685

Property and Equipment, net                                                    116,330              45,385

Intangible Assets, net                                                          52,299              57,064

Goodwill, net                                                                4,061,466           4,056,506

Deferred Income Tax Asset, net                                                 246,000             246,000

Non-marketable Securities                                                       78,489              78,489

Miscellaneous Assets                                                             8,500               8,500
                                                                            ----------          ----------

      TOTAL ASSETS                                                          $7,080,037          $6,719,629
                                                                            ==========          ==========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             August 31,           May 31,
                                                                               2004                2004
                                                                            ----------          ----------
                                                                            (Unaudited)
CURRENT LIABILITIES:
Notes payable - related parties                                               133,333              183,333
Accounts payable                                                            1,132,359              696,658
Accounts payable - related parties                                                 --               16,291
Accrued liabilities                                                           243,408              653,571
Short-term deferred revenues                                                  805,304              521,860
                                                                          -----------          -----------

      TOTAL CURRENT LIABILITIES                                             2,314,404            2,071,713
                                                                          -----------          -----------

Long-term deferred revenues                                                   197,000                   --
                                                                          -----------          -----------

      TOTAL LIABILITIES                                                     2,511,404            2,071,713
                                                                          -----------          -----------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $.001 par value; 10,000,000 shares authorized;
 no shares issued or outstanding                                                   --                   --
Common stock - $.001 par value; 50,000,000 shares authorized;
 5,340,738 and 5,338,238 shares issued and outstanding as of
 August 31, 2004 and May 31, 2004, respectively                                 5,341                5,338
Paid-in capital                                                             4,992,403            4,981,156
Accumulated deficit                                                          (429,111)            (338,578)
                                                                          -----------          -----------

      TOTAL EQUITY                                                          4,568,633            4,647,916
                                                                          -----------          -----------

      TOTAL LIABILITIES & EQUITY                                          $ 7,080,037          $ 6,719,629
                                                                          ===========          ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

                                                           Three months ended August 31,
                                                            2004                  2003
                                                         -----------           -----------
                                                         (Unaudited)           (Unaudited)
Revenues
   Project management fees                               $ 1,499,366           $   185,310
   Licensing and advertising fees                            546,988               572,170
   Other revenue                                                  18                62,000
   Franchise fees                                                 --                40,000
                                                         -----------           -----------
                                                           2,046,372               859,480
                                                         -----------           -----------

Operating Costs
   Cost of revenues                                        1,178,252                62,236
   General and administrative costs                          958,654               607,475
                                                         -----------           -----------
                                                           2,136,906               669,711
                                                         -----------           -----------

Income (Loss) from Operations                                (90,534)              189,769

Other Income (Expense)
   Interest income                                                 1                 2,091
                                                         -----------           -----------

Net Income (Loss) before income taxes                        (90,533)              191,860
                                                         -----------           -----------

Provision for income taxes                                        --                    --

Net Income (Loss)                                        $   (90,533)          $   191,860
                                                         ===========           ===========

Net Income (Loss) Per Share - basic and diluted          $     (0.02)          $      0.05
                                                         ===========           ===========
Weighted average shares outstanding
   - basic and diluted                                     5,338,820             4,068,115
                                                         ===========           ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEAR ENDED MAY 31, 2004 AND THE
                 THREE MONTHS ENDED AUGUST 31, 2004 (UNAUDITED)

                                            Common Stock
                                         -------------------       Paid-in        Accumulated
                                         Shares       Amount       Capital          Deficit           Total
                                         ------       ------       -------          -------           -----
Balance at May 31, 2003                4,068,115      $4,068     $ 1,583,970      $(1,186,549)     $   401,489

Issuance of common stock and
 options for merger, net of
 registration costs of $311,946          815,308         815       2,093,307               --        2,094,122

Issuance of common stock
 for repayment of debt                   444,815         445       1,265,055               --        1,265,500

Options issued for services                   --          --          10,800               --           10,800

Purchase of fractional shares                 --          --            (416)              --             (416)

Issuance of common stock
 for services                             10,000          10          28,440               --           28,450

Net income for year ended
 May 31, 2004                                 --          --              --          847,971          847,971
                                       ---------      ------     -----------      -----------      -----------

Balance at May 31, 2004                5,338,238       5,338       4,981,156         (338,578)       4,647,916

Issuance of common stock
 for services                              2,500           3          11,247               --           11,250

Net loss for quarter ended
 August 31, 2004                              --          --              --          (90,533)         (90,533)
                                       ---------      ------     -----------      -----------      -----------

Balance at August 31, 2004             5,340,738      $5,341     $ 4,992,403      $  (429,111)     $ 4,568,633
                                       =========      ======     ===========      ===========      ===========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED AUGUST 31, 2004 & 2003 (UNAUDITED)

                                                                 Three months ended August 31,
                                                                   2004                2003
                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $ (90,533)          $ 191,860
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                  10,479               5,923
     Issuance of common stock for services                          11,250                  --
   Changes in Assets and Liabilities:
     Accounts receivable
       - trade                                                    (693,456)            (92,044)
       - miscellaneous and related parties                          26,375             (21,842)
     Prepaid expenses                                               16,317             (22,483)
     Miscellaneous assets                                               --              (1,500)
     Accounts payable
       - trade                                                     435,701            (132,419)
       - related party                                             (16,291)                 --
     Accrued liabilities                                          (410,163)           (121,807)
     Deferred revenues                                             480,444             272,077
                                                                 ---------           ---------
        NET CASH PROVIDED USED BY OPERATING ACTIVITIES:           (229,877)             77,765
                                                                 ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                        (76,659)            (31,989)
   Increase in goodwill                                                 --             (17,978)
                                                                 ---------           ---------
        NET CASH USED BY INVESTING ACTIVITES:                      (76,659)            (49,967)
                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for registration of securities                          (4,960)                 --
   Repayment of debt                                                    --             (22,206)
   Repayment of debt - related party                               (50,000)            (14,750)
   Issuance of stock in merger                                          --
                                                                 ---------           ---------
        NET CASH USED BY FINANCING ACTIVITIES:                     (54,960)            (36,956)
                                                                 ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                        (361,496)             (9,158)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                    483,773             280,767
                                                                 ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD:                        $ 122,277           $ 271,609
                                                                 =========           =========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Global Entertainment Corporation ("Global") and its wholly owned subsidiaries, Western Professional Hockey League, Inc. ("WPHL") dba Central Hockey League ("CHL"), International Coliseums Company ("ICC"), Global Entertainment Marketing Systems ("GEMS"), Cragar Industries, Inc. ("Cragar"), and Global Entertainment Ticketing, Inc. ("GETTIX.net") (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results for the three months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's annual report included on Form-10KSB for the year ended May 31, 2004.

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

RESTATEMENTS

Certain items as of and for the three months ended August 31, 2003 have been restated in the accompanying financial statements to conform to current presentations, for comparative purposes only.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
                                   (CONTINUED)
--------------------------------------------------------------------------------

REVENUE RECOGNITION

INITIAL AND TRANSFER FRANCHISE FEES:

Initial franchise fees represent amounts received from franchisees to acquire a franchise. The amount is recognized as revenue when the franchise agreement is signed and the Company has met all of its significant obligations under the terms of the franchise agreement. The Company is responsible for assisting the franchisee with facility lease contract negotiations, venue ticketing analysis and pricing, concessionaire negotiations and staffing advisements. These generally occur at the time the franchisee acquires a franchise. Transfer franchise fees represent the amounts received from the franchisees upon the transfer of ownership of a franchise and are recognized when invoiced.

SPONSORSHIP, LICENSING AND ADVERTISING FEES

Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team pays assessment fees of $75,000 per annum, plus $15,000 per annum for officiating costs. In addition, the 12 teams from the WPHL pay an extra $10,000 per annum to cover Global's costs. The fees are recognized ratably over the year. At the end of the year, net profits/losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league.

GEMS sells certain contractual rights including, but not limited to, facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized ratably over the duration of the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when invoiced

PROJECT MANAGEMENT FEES:

ICC receives Design and Build contract revenue from various municipalities. This is recognized as revenue ratably over the duration of the contracts. The Company has entered into several construction-project supervisory contracts.

EARNINGS PER SHARE

The computation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the periods. As of August 31, 2004 and 2003 there were 536,982 (unaudited), and 236,608
(unaudited), potentially dilutive warrants and options outstanding, respectively. Due to the loss for the current period, these warrants and options were not assumed exercised due to the anti-dilutive effect.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
                                   (CONTINUED)
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION

EMPLOYEE STOCK OPTIONS:

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (ABP 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION & DISCLOSURE."

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION & DISCLOSURE, AN AMENDMENT TO FASB STATEMENT NO. 123.", to stock-based employee compensation.

                                                   Three months ended August 31,
                                                      2004             2003
                                                    ---------        ---------
                                                    (Unaudited)      (Unaudited)

Net income (loss), as reported                      $ (90,533)       $ 191,860
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects            (6,944)          (4,560)
                                                    ---------        ---------

Pro forma net income (loss)                         $ (97,477)       $ 187,300
                                                    =========        =========
Earnings (loss) per share:
  Basic and diluted, as reported                    $   (0.02)       $    0.05
                                                    =========        =========

  Basic and diluted, pro forma                      $   (0.02)       $    0.05
                                                    =========        =========

Due to the Company's net operating loss carryforwards, the assumed tax effect was deemed to be immaterial.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 2
                                     EQUITY
--------------------------------------------------------------------------------

WARRANTS

As of August 31, 2004, the Company had 60,460 (unaudited) warrants outstanding to purchase common stock. All of the warrants are convertible into one share of common stock. 20,500 are convertible at $3.50 per share and the remaining 39,960 are convertible at $3.55 per share. They all carry exercise terms of five (5) years. All of the warrants are vested and exercisable as of August 31, 2004. The following table summarizes warrant activity:

                                                                                    Weighted
                                                                   Number of        Average
                                                                   Warrants      Exercise Price
                                                                   --------      --------------
Outstanding at May 31, 2003                                            500          $  3.50
  Granted                                                           59,960             3.55
  Exercised                                                             --               --
  Forfeited                                                             --               --
                                                                    ------          -------
Outstanding and exercisable at May 31, 2004                         60,460             3.53
  Granted                                                               --               --
  Exercised                                                             --               --
  Forfeited                                                             --               --
                                                                    ------          -------
Outstanding and exercisable at August 31, 2004 (unaudited)          60,460          $  3.53
                                                                    ======          =======

Information with respect to warrants outstanding and exercisable at August 31, 2004 is as follows:

                                             (Unaudited)

                           Warrants Outstanding                 Warrants Exercisable
             --------------------------------------------     ------------------------
                                 Weighted
                                 Average         Weighted                     Weighted
                                Remaining         Average                      Average
Exercise     Number of         Contractual       Exercise        Number       Exercise
 Price       Warrants       Life (in years)       Price       of Warrants      Price
 -----       --------       ---------------       -----       -----------      -----
 $3.50        20,500              4.44            $3.50          20,500        $3.50
 $3.55        39,960              4.08            $3.55          39,960        $3.55

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 2
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

OPTIONS

During the three months ended August 31, 2004, the Company issued 2,500 (unaudited) options. During the three months ended August 31, 2003, the Company issued 8,000 (unaudited) options. These options were issued to various directors and managers. Options granted prior to May 31, 2003 had an exercise price of $1.75. Options granted during the three months ended August 31, 2004 had an exercise price of $4.50 (unaudited). Each option, with the exception of 10,000 options, has a term of ten (10) years. Ten thousand options granted in fiscal year 2003 have a term of two (2) years.

The following is a table of activity for all options:

                                                                                      Weighted
                                                                    Number of          Average
                                                                     Options        Exercise Price
                                                                     -------        --------------
Outstanding and exercisable at May 31, 2003                          228,107           $ 3.50
   Granted                                                           258,415             3.52
   Exercised                                                              --               --
   Forfeited                                                         (12,500)              --
                                                                    --------           ------
Outstanding and exercisable at May 31, 2004                          474,022             3.51
   Granted                                                             2,500             4.50
   Exercised                                                              --               --
   Forfeited                                                              --               --
                                                                    --------           ------
Outstanding and exercisable at August 31, 2004 (unaudited)           476,522           $ 3.61
                                                                    ========           ======

Additional information about outstanding options to purchase the Company's common stock as of August 31, 2004 is as follows:

                                         (Unaudited)
                        Options Outstanding                  Options Exercisable
            -----------------------------------------      ----------------------
                              Weighted
                              Average        Weighted                    Weighted
                             Remaining       Average                     Average
Exercise    Number of       Contractual      Exercise        Number      Exercise
  Price      Options      Life (in years)     Price        of Options     Price
  -----      -------      ---------------     -----        ----------     -----
 $3.50       353,607           7.78           $3.50          223,607      $3.50
 $3.55       120,415           4.08           $3.55          120,415      $3.55
 $4.50         2,500           9.92           $4.50            2,500      $4.50

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 2
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  Three months ended August 31,
                                                    2004               2003
                                                 -----------        -----------
                                                 (Unaudited)        (Unaudited)

     Expected volatility                             50.32%                 0%
     Risk-free interest rate                          4.00%              5.67%

     Expected dividends                               --                --
     Expected life                                10 Years           10 Years
     Value of individual options                  $   2.78           $   0.75

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

                                                  Three months ended August 31,
                                                    2004               2003
                                                 -----------        -----------
                                                 (Unaudited)        (Unaudited)
     Net income (loss):
       As reported                                $(90,533)          $191,860
       Pro forma                                  $(97,477)          $187,300
     Income (Loss) per share:
       As reported                                $  (0.02)          $   0.05
       Pro forma                                  $  (0.02)          $   0.05

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events. These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004 under the section entitled "Management's Discussion and Analysis--Factors That May Affect Future Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

GENERAL

The following is management's discussion and analysis of certain significant factors affecting the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

OVERVIEW - COMPANY DESCRIPTION

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

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2003

REVENUES:

                                                             For the Quarters Ended August 31,
                                    --------------------------------------------------------------------------------
                                                Percent of               Percent of   Dollar Change   Percent Change
                                                  2004                     2003       Between 2003     Between 2003
                                       2004      Revenue      2003        Revenue       and 2004        and 2004
                                       ----      -------      ----        -------       --------        --------
Revenue
   Project management fees          $1,499,366     73.3%    $185,310       21.6%      $ 1,314,056         709.1%
   Licensing and advertising fees      546,988     26.7%     572,170       66.6%          (25,182)         -4.4%
   Other revenue                            18      0.0%      62,000        7.2%          (61,982)       -100.0%
   Franchise fees                           --      0.0%      40,000        4.7%          (40,000)       -100.0%
                                    ----------    -----     --------      -----       -----------       -------
   Total                            $2,046,372    100.0%    $859,480      100.0%      $ 1,186,892         138.1%
                                    ==========    =====     ========      =====       ===========       =======

Total revenues increased $1,186,892 from $859,480 for the quarter ended August 31, 2003 to $2,046,372 for the quarter ended August 31, 2004. This 138.1%
increase was generated by ICC which realized an increase of $1,314,056 from $185,310 for the quarter ended August 31, 2003 to $1,499,366 for the quarter ended August 31, 2004. This increase was the result of revenues received under the current project management agreement with the City of Youngstown, Ohio for the construction of the Youngstown Convocation Center. At the present time, ICC is in the design and build portion of the agreement. It is anticipated that the facility will be completed in the second half of 2005. Revenues from these projects are relatively infrequent. ICC's revenues represented 73.3% of our total revenue for the first fiscal quarter of 2004, compared to 21.6% of our total revenue for the first fiscal quarter of 2003.

Licensing and advertising fees declined $25,182, from $572,170 for the quarter ended August 31, 2003 to $546,988 for the quarter ended August 31, 2004. This 4.4% decline resulted from a decrease in assessment fees of $127,000 from the first fiscal quarter of 2003 to the first fiscal quarter of 2004, offset by an increase in advertising fees of $102,000 during these periods. The net decline in assessment fees resulted from the timing of the annual re-allocation of CHL revenues pursuant to the terms of the joint operating agreement. These revenues are recognized ratably over the course of the fiscal year and each year management reviews expenses from the prior year and adjusts the allocation accordingly. The growth in advertising fees was a direct result of the merger with Cragar Industries, Inc, which is now a wholly owned subsidiary. The merger was closed in March 2004, and was an entirely new revenue source for us during the first quarter of 2004. The reduction of licensing and advertising fees as a percentage of total revenues from 66.6% in the first fiscal quarter of 2003 to 26.7% in the first fiscal quarter of 2004 is primarily the result of the increase in total revenues.

Franchise fees decreased $40,000 in the first fiscal quarter of 2004 from the corresponding 2003 period. We had no new franchise sales, transfers, or relocations during the first fiscal quarter of 2004. The realization of revenues, if any, from new franchise fees or from the transfer of franchises in any fiscal year or interim period is unpredictable.

Other revenue decreased $61,982 in the first fiscal quarter of 2004 as compared to the first fiscal quarter of 2003. This decrease resulted from a non-recurring special advertising contract that was sold during the first fiscal quarter of 2003.

OPERATING COSTS:

                                                                 For the Quarters Ended August 31,
                                        --------------------------------------------------------------------------------
                                                    Percent of               Percent of   Dollar Change   Percent Change
                                                      2004                     2003       Between 2003     Between 2003
                                           2004      Revenue      2003        Revenue       and 2004        and 2004
                                           ----      -------      ----        -------       --------        --------
Operating Costs
   Cost of revenues                    $1,178,252     57.6%     $ 62,236        7.2%       $1,116,016        1793.2%
   General and administrative costs       958,654     46.8%      607,475       70.7%          351,179          57.8%
                                       ----------    -----      --------       ----        ----------        ------
   Total                               $2,136,906    104.4%     $669,711       77.9%       $1,467,195         219.1%
                                       ==========    =====      ========       ====        ==========        ======

Total operating costs increased by $1,467,195, from $669,711 for the quarter ended August 31, 2003 to $2,136,906 for the quarter ended August 31, 2004. This 219.1% increase resulted from an increase in cost of revenue of $1,116,016 in the first fiscal quarter of 2004 over the prior corresponding period, which resulted from the requirements of the project management agreement for the City of Youngstown, Ohio and the costs associated with construction of the Youngstown Convocation Center.

General and administrative expenses increased $351,179 from $607,475 for the quarter ended August 31, 2003 to $958,654 for the quarter ended August 31, 2004. This 57.8% increase resulted from $163,378 in expenses associated with the formation and start up of GETTIX.net. In addition, approximately $82,500 of the increase was the result of general corporate expansion and an increase in overhead expenditures associated with additional staffing and marketing expenditures. Finally, present quarter results also include $105,310 in expenditures for Cragar that are not reflected in the first quarter results of the prior quarter.

INCOME (LOSS) FROM OPERATIONS.

                                                                 For the Quarters Ended August 31,
                                        --------------------------------------------------------------------------------
                                                    Percent of               Percent of   Dollar Change   Percent Change
                                                      2004                     2003       Between 2003     Between 2003
                                           2004      Revenue      2003        Revenue       and 2004        and 2004
                                           ----      -------      ----        -------       --------        --------
Net income/(Loss) from operations       $(90,534)     -4.3%     $189,769       22.1%        $280,303         -147.7%

Net loss from operations was $90,534 for the three months ended August 31, 2004 compared to net income from operations of $189,769 for the three months ended August 31, 2003. The current quarter loss was the result of start up expenditures for GETTIX.net, new staffing requirements, and associated overhead costs. Operations from this new wholly-owned subsidiary began in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of operating capital in fiscal year 2005 is expected to be from league assessments from the CHL. Since there is no assurance that we will be able to supplement our operating capital through franchise fees or service fees from our new operation, GETTIX.net, we must generate sufficient levels of cash from operations to meet our working capital needs, or rely on equity or debt financing to meet cash requirements.

We are currently seeking to enter into a credit agreement with a commercial lender. If our working capital needs exceed cash flow from operations, and this credit facility has not been secured to meet this shortfall, we will be required to obtain additional equity or debt financing on terms that may be unsatisfactory or may not be available at all. In that case, our financial condition and ability to continue operations could be materially and adversely affected.

For the three months ended August 31, 2004, cash used in operating activities totaled $229,877 compared to net cash provided by operations of $77,765 for the three months ended August 31, 2003. This is primarily due to start up operations for GETTIX.net.

Cash used in investing activities totaled $76,659 for the three months ended August 31, 2004, as compared to $49,967 for the three months ended August 31, 2003. This increase in use of funds is predominantly attributed to the purchase of capital equipment and furniture related to the startup operations of GETTIX.net.

Cash used in financing activities totaled $54,960 for the three months ended August 31, 2004 as compared to $36,956 for the three months ended August 31, 2003. This increase is the result of the repayment of a note assumed in conjunction with the merger with Cragar.

SEASONALITY

We experience significant seasonality in our cash flows from assessment fees, and must budget our cash flow accordingly. Approximately 75% of our assessment fees are received prior to the start of the CHL hockey season in October of each year.

INFLATION

We do not believe that inflation has been a material factor in our prior operations, nor do we anticipate that general price inflation will have a significant impact on our operations in the near future.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Global Entertainment and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action. As a result, no corrective action was taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business we experience ancillary exposure to the general public, due primarily to our facilities construction and management operations. As with the construction and management of any facilities, there exists a degree of risk that fans or other public attendees or visitors may be accidentally injured. To mitigate this risk, we maintain insurance coverage in amounts and covering risks that we believe to be reasonably foreseeable, but there is no assurance that our insurance will be sufficient to cover actual liabilities.

We are a defendant in a lawsuit filed by an employee of one of our franchises for alleged breach of contract. The suit asks for unspecified actual damages. We do not believe that the suit has merit and we are defending it vigorously. We cannot provide any assurances as to the outcome of litigation, however.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Exhibit Index attached.

(b) Reports on Form 8-K. On June 10, 2004, we filed a report on Form 8-K with the SEC relating to prior press releases announcing the start up of our new ticketing subsidiary, the commencement of trading of our common stock on the NASD Bulletin Board and the appointment and promotion of executive officers and key employees. In addition, on August 30, 2004, we filed a report on Form 8-K with the SEC relating to our press release announcing our financial results for the fiscal year ended May 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Global Entertainment Corporation
                                           (Registrant)


October 15, 2004                          By /s/ Richard Kozuback
                                             -----------------------------------
                                             Richard Kozuback
                                             President & Chief Executive Officer



October 15, 2004                          By /s/ J. Craig Johnson
                                             -----------------------------------
                                             J. Craig Johnson
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
-------

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