Form 10QSB
period 2004-11-30
GLOBAL ENTERTAINMENT CORP
filed 2005-01-14
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

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

                         Common Stock, $.001 par value
                                5,345,738 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED NOVEMBER 30, 2004


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - As of November 30, 2004 (Unaudited) and May 31, 2004

          Condensed Consolidated Statements of Operations (Unaudited) - Six Months Ended November 30, 2004 and 2003

          Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended November 30, 2004 and 2003

          Condensed Consolidated Statements of Changes in Stockholder's Equity - Year ended May 31, 2004 and Six Months Ended
          November 30, 2004 ((Unaudited)

          Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended November 30, 2004 and 2003

          Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   November 30,          May 31,
                                                                      2004                2004
                                                                   ----------          ----------
                                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                          $  200,595          $  483,773
Accounts receivable, less allowance for doubtful accounts
 of $37,752 at November 30, 2004 & $ 0 at  May 31, 2004             4,098,956           1,548,685
Accounts receivable - related parties and miscellaneous               136,227             154,450
Prepaid expenses                                                       20,087              40,777
                                                                   ----------          ----------

      TOTAL CURRENT ASSETS                                          4,455,865           2,227,685

Property and Equipment, net                                           164,593              45,385

Intangible Assets, net                                                 47,674              57,064

Goodwill, net                                                       4,061,466           4,056,506

Deferred Income Tax Asset, net                                        246,000             246,000

Non-marketable Securities                                              78,489              78,489

Miscellaneous Assets                                                   10,000               8,500
                                                                   ----------          ----------

      TOTAL ASSETS                                                 $9,064,087          $6,719,629
                                                                   ==========          ==========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          November 30,            May 31,
                                                                             2004                  2004
                                                                          -----------           -----------
                                                                          (Unaudited)
CURRENT LIABILITIES:
Notes payable - current portion                                           $   200,000           $        --
Notes payable - related parties                                               133,333               183,333
Accounts payable                                                            2,461,790               696,658
Accounts payable - related parties                                                 --                16,291
Accrued liabilities                                                           226,744               653,571
Deferred revenues                                                             800,619               521,860
                                                                          -----------           -----------

      TOTAL CURRENT LIABILITIES                                             3,822,486             2,071,713

Long-term deferred revenues                                                   497,000                    --
                                                                          -----------           -----------

      TOTAL LIABILITIES                                                     4,319,486             2,071,713
                                                                          -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $.001 par value; 10,000,000 shares authorized;
 no shares issued or outstanding                                                   --                    --
Common stock - $.001 par value; 50,000,000 shares authorized;
 5,345,738 shares issued and outstanding as of November 30, 2004
 and 5,338,238 as of May 31, 2004                                               5,346                 5,338
Paid-in capital                                                             5,009,898             4,981,156
Accumulated deficit                                                          (270,643)             (338,578)
                                                                          -----------           -----------

      TOTAL EQUITY                                                          4,744,601             4,647,916
                                                                          -----------           -----------

      TOTAL LIABILITIES & EQUITY                                          $ 9,064,087           $ 6,719,629
                                                                          ===========           ===========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                     NOVEMBER 30, 2004 AND 2003 (UNAUDITED)

                                      For the six months ended November 30,   For the three months ended November 30,
                                           2004                 2003                2004                 2003
                                        -----------          -----------         -----------          -----------
Revenues
  Licensing and Advertising fees        $ 1,203,848          $ 1,144,120         $   656,860          $   509,951
  Franchise Fees                          1,015,000               40,000           1,015,000                   --
  Project management fees                 4,147,368              442,235           2,648,002              256,925
  Ticket Service Fees                        22,927                   --              22,927                   --
  Other revenue                              21,934                4,810              21,916                4,810
                                        -----------          -----------         -----------          -----------
                                          6,411,077            1,631,165           4,364,705              771,686
                                        -----------          -----------         -----------          -----------
Operating Costs
  Cost of revenues                        4,107,297              240,392           2,929,045              178,156
  General and administrative costs        2,235,847            1,314,304           1,277,193              706,829
                                        -----------          -----------         -----------          -----------
                                          6,343,144            1,554,696           4,206,238              884,985
                                        -----------          -----------         -----------          -----------

Income from Operations                       67,933               76,469             158,467             (113,300)

Other Income (Expense)
 Interest income                                  2                5,671                   1                3,579
 Interest expense                                --                   (7)                 --                   (7)
                                        -----------          -----------         -----------          -----------

Net Income                              $    67,935          $    82,133         $   158,468          $  (109,728)
                                                             ===========         ===========          ===========

Income Per Share - basic                $      0.01          $      0.02         $      0.03          $     (0.03)
                                        ===========          ===========         ===========          ===========
Weighted average shares outstanding
  - basic                                 5,341,845            4,068,115           5,343,156            4,068,115
                                        ===========          ===========         ===========          ===========

Income Per Share - diluted              $      0.01          $      0.02         $      0.03          $     (0.03)
                                        ===========          ===========         ===========          ===========
Weighted average shares outstanding
  - diluted                               5,504,501            4,068,115           5,532,879            4,068,115
                                        ===========          ===========         ===========          ===========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEAR ENDED MAY 31, 2004 AND THE
                 SIX MONTHS ENDED NOVEMBER 30, 2004 (UNAUDITED)

                                            Common Stock
                                        --------------------       Paid-in        Accumulated
                                        Shares        Amount       Capital          Deficit          Total
                                        ------        ------       -------          -------          -----
Balance at May 31, 2003               4,068,115       $4,068     $ 1,583,970     $(1,186,549)    $   401,489

Issuance of common stock and
 options for merger, net of
 registration costs of $311,946         815,308          815       2,093,307              --       2,094,123

Issuance of common stock
 for repayment of debt                  444,815          445       1,265,055              --       1,265,500

Options issued for services                  --           --          10,800              --          10,800

Purchase of fractional shares                --           --            (416)             --            (416)

Issuance of common stock
 for services                            10,000           10          28,440              --          28,450

Net income for year ended
 May 31, 2004                                --           --              --         847,971         847,971
                                      ---------       ------     -----------     -----------     -----------

Balance at May 31, 2004               5,338,238        5,338       4,981,156        (338,578)      4,647,916

Issuance of common stock                  2,500            3          11,247              --          11,250
 for services

Exercise of options                       5,000            5          17,495              --          17,500

Net income for quarter ended
 November 30, 2004                           --           --              --          67,935          67,935
                                      ---------       ------     -----------     -----------     -----------
Balance at November 30, 2004
 (Unaudited)                          5,345,738       $5,346     $ 5,009,898     $  (270,643)    $ 4,744,601
                                      =========       ======     ===========     ===========     ===========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 & 2003 (UNAUDITED)

                                                                      For the Six Months Ended November 30,
                                                                           2004                  2003
                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $    67,935           $    82,133
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                           32,871                12,701
     Issuance of stock for services/options exercised                        28,750                    --
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade                                                           (2,550,271)               16,852
       - miscellaneous and related parties                                   18,223               (67,344)
     Prepaid Expenses                                                        20,690               (23,282)
     Miscellaneous assets                                                    (1,500)               (1,500)
     Accounts payable
       - trade                                                            1,765,132              (145,841)
       - related party                                                      (16,291)                   --
     Accrued liabilities                                                   (426,827)              (99,332)
     Deferred Revenues                                                      775,759               226,316
                                                                        -----------           -----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:             (285,529)                  702
                                                                        -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                 (142,689)              (34,603)
  Purchase of patents and trademarks                                             --                   (68)
  Capitalized acquisition costs                                                  --               (32,200)
                                                                        -----------           -----------
          NET CASH (USED IN) INVESTING ACTIVITES:                          (142,689)              (66,871)
                                                                        -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                        200,000                    --
  Payments for registration of securities                                    (4,960)                   --
  Repayment of debt - related party                                         (50,000)              (31,731)
  Repayment of debt                                                              --                (5,225)
                                                                        -----------           -----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:              145,040               (36,956)
                                                                        -----------           -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS:                               (283,178)             (103,124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                             483,773               280,767
                                                                        -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                               $   200,595           $   177,643
                                                                        ===========           ===========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 & 2003 (UNAUDITED)
                                    CONTINUED

                                                       For the Six Months Ended November 30,
                                                             2004                2003
                                                          ----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest                  $       --          $    1,485
                                                          ==========          ==========

  Cash paid during the year for income taxes              $    2,071          $      354
                                                          ==========          ==========

NON-CASH INVESTING AND FINANCE ACTIVITIES
  Stock issed for services                                $   11,250          $       --
                                                          ==========          ==========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Global Entertainment Corporation ("Global") and its wholly owned subsidiaries, Western Professional Hockey League Inc. ("WPHL") dba Central
Hockey League ("CHL"), International Coliseums Company, Inc. ("ICC"), Global Entertainment Marketing Systems ("GEMS"), Cragar Industries, Inc. ("Cragar"), and Global Entertainment Ticketing ("GETTIX") (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the six month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005 or for any other period. For further information, refer to the financial statements and footnotes included in the Company's annual report included on Form-10KSB for the year ended May 31, 2004.

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

RECLASSIFICATIONS

Certain items for the three months and six months ended November 30, 2003 have been reclassified in the accompanying financial statements to conform to current presentations, for comparative purposes only.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES
                                   (CONTINUED)
--------------------------------------------------------------------------------

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

GEMS sells certain contractual rights including, but not limited to, facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized ratably over the duration of the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when invoiced.

PROJECT MANAGEMENT FEES:

ICC receives Design and Build contract revenue from various municipalities. This is recognized as revenue ratably over the duration of the contracts. The Company has entered into several construction-project supervisory contracts.

REVENUE AND COST RECOGNITION:

Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontract, direct materials and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES
                                   (CONTINUED)
--------------------------------------------------------------------------------

EARNINGS PER SHARE

The computation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the periods. As of November 30, 2004 and 2003 there were 544,483 (unaudited), and 224,107 (unaudited), potentially dilutive warrants and options outstanding, respectively. Due to the loss for the three months ended November 30, 2003, these warrants and options were not assumed exercised due to the anti-dilutive effect.

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

                                                   Six months ended November 30,
                                                      2004              2003
                                                    --------          --------
                                                   (Unaudited)       (Unaudited)

Net income, as reported                             $ 67,935          $ 82,133
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects           (6,944)           (4,560)
                                                    --------          --------

Pro forma net income                                $ 60,991          $ 77,573
                                                    ========          ========
Earnings per share:
   Basic, as reported                               $   0.01          $   0.02
                                                    ========          ========

   Basic, pro forma                                 $   0.01          $   0.02
                                                    ========          ========
Earnings per share:
   Diluted, as reported                             $   0.01          $   0.02
                                                    ========          ========

   Diluted, pro forma                               $   0.01          $   0.02
                                                    ========          ========

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 2
                                     EQUITY
--------------------------------------------------------------------------------

During the six months ended November 30, 2004, the Company issued options to purchase 2,500 shares of common stock (unaudited). These options were issued to various directors and managers. During the three months ended November 30, 2004, the Company issued no options. Options granted prior to May 31, 2003 had an exercise price of $1.75 per share. Options granted during the six months ended November 30, 2004 had an exercise price of $4.50 per share (unaudited). Each option has a maximum term of ten (10) years.

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

OVERVIEW - COMPANY DESCRIPTION

In April 2000, we acquired all of the outstanding shares of Western Professional Hockey League Inc. ("WPHL") from WPHL Holdings, Inc., a British Columbia corporation, in exchange for six million shares of our common stock.
Contemporaneously with the acquisition of WPHL, our name was changed to Global Entertainment Corporation. Pursuant to a joint operating agreement between Central Hockey League, Inc. and us, WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the "CHL"), which consists of seventeen teams located in mid-market communities in seven states, including Texas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, and Oklahoma.

In January 2001, we formed a subsidiary to acquire the assets of International Coliseums Company, Inc. ("ICC") in exchange for 350,000 shares of our common stock. Our subsidiary, ICC, develops and manages multipurpose entertainment facilities in mid-market communities. ICC enables us to secure a professional minor league hockey team as a primary tenant in facilities that it develops or manages, which we believe is a key factor in the viability of our managed multipurpose facilities, and also enables us to promote the development of the CHL by assisting potential franchisees in securing quality venues in which to play professional minor league hockey.

In January 2002, we formed a third wholly owned subsidiary, Global Entertainment Marketing Systems ("GEMS"), to promote, market, and sell various services related to multipurpose entertainment facilities, including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts, among other licensing and marketing opportunities. GEMS is also currently pursuing licensing and marketing opportunities for CRAGAR-branded products, which we recently acquired, particularly with respect to those markets in which WPHL and CHL franchisees operate.

In March 2003, we acquired through a merger Cragar Industries, Inc. ("Cragar"), in which each share of Cragar common stock was exchanged for a fractional share of Global common stock at a conversion rate of approximately 0.2091, resulting in 815,308 of our shares being issued. In addition, the holders of $1,265,500 in principal amount of outstanding Cragar debt exchanged their debt for 444,815 shares of Global common stock, and all outstanding Cragar options and warrants were converted to Global options or warrants based on the same conversion rates described above, for a total of 120,415 options and 39,960 warrants issued upon closing of the merger.

Most recently, we formed Global Entertainment Ticketing ("GETTIX"), a wholly owned subsidiary, as a third party provider of ticketing solutions for the multipurpose event centers under ICC management, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX intends to offer Internet and inbound ticket sales services for each client, and has the ability to create local networks of outlet sales locations in the various communities in which they serve.

SIX MONTHS  ENDED  NOVEMBER 30, 2004  COMPARED TO SIX MONTHS ENDED  NOVEMBER 30,
2003

REVENUES:

                                                              For the Six Months Ended November 30,

                                                   Percent of                 Percent of    Dollar Change   Percent Change
                                                      2004                       2003       Between 2003     Between 2003
                                        2004        Revenue        2003        Revenue        and 2004         and 2004
                                        ----        -------        ----        -------        --------         --------
Revenue
  Project management fees           $ 4,147,368       64.7%    $   442,235       27.1%      $ 3,705,133           837.8%
  Licensing and advertising fees      1,203,848       18.8%      1,144,120       70.1%           59,728             5.2%
  Ticket Service Fees                    22,927        0.4%              -        0.0%           22,927              N/A
  Other revenue                          21,934        0.3%          4,810        0.3%           17,124           356.0%
  Franchise fees                      1,015,000       15.8%         40,000        2.5%          975,000         2,437.5%
                                    -----------      -----     -----------      -----       -----------         -------
  Total                             $ 6,411,077      100.0%    $ 1,631,165      100.0%      $ 4,779,912           293.0%
                                    ===========      =====     ===========      =====       ===========         =======

Total revenues increased $4,779,912, from $1,631,165 for the six months ended November 30, 2003 to $6,411,077 for the six months ended November 30, 2004. This 293.0% increase was generated primarily by ICC, which realized an increase of $3,705,133, from $442,235 for the six months ended November 30, 2003 to $4,147,368 for the six months ended November 30, 2004. ICC's increase was the result of revenues from the current project management agreement with the City of Youngstown, Ohio for the construction of the Youngstown Convocation Center. ICC is now in the design and build portion of the agreement. We anticipate that the facility will be completed in the second half of 2005. Revenues from these types of projects are relatively infrequent and difficult to predict. ICC's revenues represented 64.7% of our total revenue for the first six months ended November 30, 2004, compared to 27.1% of our total revenue for the six months ending November 30, 2003.

Licensing and advertising fees increased $59,728, from $1,144,120 for the six months ended November 30, 2003, to $1,203,848 for the six months ended November 30, 2004. This 5.2% increase resulted from an increase in licensing and advertising revenues as a direct result of the merger with Cragar Industries, Inc. which is now a wholly owned subsidiary. The Cragar merger was closed in March 2004, and was an entirely new revenue source for us during the six months ended November 30, 2004. Revenues from the CHL remained virtually unchanged during the period.

Franchise fees increased $975,000 in the six months ended November 30, 2004 from the corresponding 2003 period. We realized revenue from one new franchise sale, and no new transfers or relocations occurred during the period. This franchise sale represents the purchase of franchise rights for the Youngstown Convocation Center, and an additional member team that will join the CHL upon completion that facility. Revenue, if any, from new franchise fees or from the transfer or relocation of franchises in any fiscal year or interim period is unpredictable.

Ticketing service fees were realized by us for the first time during the period ended November 30, 2004. During the six months ended November 30, 2004, GETTIX only incurred startup expenses. Beginning in September 2004, GETTIX began formal operations and generated $22,927 in revenue.

Other revenue increased $17,124 in the six months ended November 30, 2004 from $4,810 in the corresponding 2003 period. This increase was the result of successful negotiation of a special advertising contract with a sponsor for selected hockey markets for the CHL. It is not regularly anticipated that similar contracts will be obtained in the future.

OPERATING COSTS:

                                                              For the Six Months Ended November 30,

                                                   Percent of                 Percent of    Dollar Change   Percent Change
                                                      2004                       2003       Between 2003     Between 2003
                                        2004        Revenue        2003        Revenue        and 2004         and 2004
                                        ----        -------        ----        -------        --------         --------
Operating Costs
  Cost of revenues                    $ 4,107,297    64.0%     $   240,392       14.7%       $ 3,866,905       1,608.6%
  General and administrative costs      2,235,847    34.9%       1,314,304       80.6%           921,543          70.1%
                                      -----------    ----      -----------       ----        -----------       -------
  Total                               $ 6,343,144    98.9%     $ 1,554,696       95.3%       $ 4,788,448         308.0%
                                      ===========    ====      ===========       ====        ===========       =======

Total operating costs increased by $4,788,448, from $1,554,696 for the six months ended November 30, 2003 to $6,343,144 for the six months ended November 30, 2004. This 308.0% increase resulted primarily from an increase in cost of revenue of $3,866,905 in the six months ended November 30, 2004 over the same 2003 period, which in turn resulted from the requirements of the project management agreement for the City of Youngstown, Ohio and the costs associated with project management services related to the construction of the Youngstown Convocation Center.

General and administrative expenses increased $921,543, or 70.1%, from $1,314,304 for the six months ended November 30, 2003 to $2,235,847 for the six months ended November 30, 2004. This increase resulted from approximately $374,145 in expenses associated with the formation, start up, and operations of GETTIX, and also approximately $327,372 of expenses associated with general corporate expansion and increased overhead to meet additional staffing needs and marketing activities. Finally, the present six month period results also include $220,026 in expenditures for Cragar that are not reflected in the corresponding 2004 period, since we did not acquire Cragar until March 2004.

INCOME FROM OPERATIONS

                                                              For the Six Months Ended November 30,

                                                   Percent of                 Percent of    Dollar Change   Percent Change
                                                      2004                       2003       Between 2003     Between 2003
                                        2004        Revenue        2003        Revenue        and 2004         and 2004
                                        ----        -------        ----        -------        --------         --------
  Income from operations               $67,933        1.1%       $76,469         4.7%         $(8,536)          -11.2%

Income from operations was $67,933 for the six months ended November 30, 2004, compared to $76,469 for the six months ended November 30. 2003. This decrease of $8,536 was primarily the result of changes in the amount of revenue recognized from the CHL. Each year, management reviews the recognition policies and makes necessary adjustments in order to accurately match those deferred revenues with expenses during the hockey season. For the six months ended November 30, 2004, revenues were approximately $20,000 lower than during the six months ended November 30, 2003. Regardless of the amount recognized during an interim period, the CHL will fully recognize $90,000 in dues per team by the end of each fiscal year. This variance is not considered to be of a material nature, in management's opinion.

THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2003

REVENUES:

                                                              For the Three Months Ended November 30,

                                                   Percent of                 Percent of    Dollar Change   Percent Change
                                                      2004                       2003       Between 2003     Between 2003
                                        2004        Revenue        2003        Revenue        and 2004         and 2004
                                        ----        -------        ----        -------        --------         --------
Revenue
  Project management fees            $ 2,648,002      60.7%      $ 256,925       33.3%       $ 2,391,077         930.7%
  Licensing and advertising fees         656,860      15.0%        509,951       66.1%           146,909          28.8%
  Ticket Service Fees                     22,927       0.5%              -        0.0%            22,927            N/A
  Other revenue                           21,916       0.5%          4,810        0.6%            17,106         355.6%
  Franchise fees                       1,015,000      23.3%              -        0.0%         1,015,000            N/A
                                     -----------     -----       ---------      -----        -----------         -----
  Total                              $ 4,364,705     100.0%      $ 771,686      100.0%       $ 3,593,019         465.6%
                                     ===========     =====       =========      =====        ===========         =====

Total revenues increased $3,593,019, from $771,686 for the three months ended November 30, 2003 to $4,364,705 for the three months ended November 30, 2004. This 465.6% increase was generated primarily by ICC which realized an increase of $2,391,077 from $256,925 for the three months ended November 30, 2003 to $2,648,002 for the three months ended November 30, 2004. Again, this increase was the result of revenues received under the current project management agreement with the City of Youngstown, Ohio for the construction of the Youngstown Convocation Center. ICC's revenues represented 60.7% of our total revenue for the three months ended November 30, 2004, compared to 33.3% of our total revenue for the three months ended November 30, 2003.

Licensing and advertising fees increased $146,909 from $509,951 for the three months ended November 30, 2003 to $656,860 for the three months ended November 30, 2004. This 28.8% increase resulted from the addition of Cragar revenues after the merger in March 2004.

Franchise fees increased $1,015,000 for the three months ended November 30, 2004, from $0 for the three months ended November 30, 2003. This was the result of a franchise sale for a new team to play in Youngstown, Ohio. No such sales occurred during the three months ended November 30, 2003.

Ticketing service fees were realized by us for the first time during the three months ended November 30, 2004. Beginning in September 2004, GETTIX began formal operations and generated $22,927 in revenues during the quarter.

Other revenues increased $17,106, from $4,810 for the three months ended November 30, 2003 to $21,916 for the three months ended November 30, 2004. This increase is the result of increased service fees generated by GEMS during the present fiscal year.

OPERATING COSTS:

                                                              For the Three Months Ended November 30,

                                                   Percent of                 Percent of    Dollar Change   Percent Change
                                                      2004                       2003       Between 2003     Between 2003
                                        2004        Revenue        2003        Revenue        and 2004         and 2004
                                        ----        -------        ----        -------        --------         --------
Operating Costs
  Cost of revenues                    $ 2,929,045    67.1%      $ 178,156       23.1%        $ 2,750,889        1544.1%
  General and administrative costs      1,277,193    29.3%        706,829       91.6%            570,364          80.7%
                                      -----------    ----       ---------      -----         -----------         -----
  Total                               $ 4,206,238    96.4%      $ 884,985      114.7%        $ 3,321,253         375.3%
                                      ===========    ====       =========      =====         ===========         =====

Total operating costs increased by $3,321,253, from $884,985 for the three months ended November 30, 2003 to $4,206,238 for the three months ended November 30, 2004. This 375.3% increase resulted primarily from an increase in cost of revenue of $2,750,889, which was directly related to the requirements of the project management agreement for the City of Youngstown, Ohio and the costs associated with project management services related to the construction of the Youngstown Convocation Center.

General and administrative expenses increased $570,364, or 80.7%, from $706,829 for the three months ended November 30, 2003 to $1,277,193 for the three months ended November 30, 2004. This increase included $209,013 in additional expenses over the same 2003 period resulting from expenses associated with the formation, start up, and operations of GETTIX and also $248,163 from increased overhead expenditures to meet additional staffing needs and marketing plans. Finally, for the three months ended November 30, 2004, results also include $113,188 in expenditures for Cragar that are not reflected in the first quarter results of the prior fiscal year since Cragar was not acquired until March 2004.

INCOME (LOSS) FROM OPERATIONS.

                                                              For the Three Months Ended November 30,

                                                   Percent of                 Percent of    Dollar Change   Percent Change
                                                      2004                       2003       Between 2003     Between 2003
                                        2004        Revenue        2003        Revenue        and 2004         and 2004
                                        ----        -------        ----        -------        --------         --------
  Net income/(Loss) from
   operations                         $158,467        3.6%       $(113,300)     -14.7%        $271,767          239.9%

Net income from operations was $158,467 for the three months ended November 30, 2004, compared to a net loss from operations of $113,300 for the three months ended November 30. 2003. Current quarter income was the result of the commencement of operations from GETTIX, the sale of a new franchisee for Youngstown Ohio, and continued profitable operations of ICC in project management.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of operating capital in fiscal year 2005 is expected to be from league assessments from the CHL. Since there is no assurance that we will be able to supplement our operating capital through franchise fees or service fees from our new operation, GETTIX, we must generate sufficient levels of cash from operations to meet our working capital needs, or rely on equity or debt financing to meet cash requirements.

During the period, we entered into a $1,000,000 revolving credit facility with a commercial lender. We expect to utilize this facility if our working capital needs exceed cash flow from operations. This credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. The facility bears interest at the lender's prime rate, plus 1%. As of January 12, 2005, there was $375,000] outstanding under this facility and we have the capacity to borrow an additional $625,000, assuming all of the borrowing conditions are met. In order to continue borrowing, we must meet certain financial covenants, including maintaining a current ratio (current assets compared to current liabilities) of
1.05 to 1.0 as of the end of each fiscal quarter, certain tangible net worth of at least $$375,000, and a ratio of total liabilities to earnings before interest, taxes and depreciation and amortization of not more than 3.0 to 1.0 on a rolling annual basis for each quarter up until the quarter ended February 28, 2005, and 2.5 to 1.0 for reach quarter after that. The facility will mature on November 19, 2005; however, we must maintain a $0 unpaid balance for one consecutive 30 day period during the term of the facility. In the event that this credit facility were to prove insufficient, or in the event that we are unable to continue borrowing under it, we likely would be required to obtain additional equity or debt financing, and the terms of such financing (if it is available at all) may be dilutive to existing stockholders and may be unfavorable to us in other respects. In that case, our financial condition and ability to continue operations could be materially and adversely affected.

For the six months ended November 30, 2004, cash used by operating activities totaled $285,529 compared to net cash provided by operations of $702 for the six months ended November 30, 2003. This is primarily due to ICC operations with respect to project management in Youngstown, Ohio.

Cash used in investing activities totaled $142,689 for the six months ended November 30, 2004, as compared to $66,871 for the six months ended November 30, 2003. This increase in use of funds is predominantly attributed to the purchase of capital equipment and furniture related to the startup operations of GETTIX.

Cash provided by financing activities totaled $145,040 for the six months ended November 30, 2004 as compared to cash used in financing activities of $36,956 for the six months ended November 30. 2003. This increase is the result of the use of a credit facility during the period and a repayment of a note assumed in conjunction with the merger with Cragar.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Global's disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Global and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action. As a result, no corrective action was taken.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business we experience ancillary exposure to the general public, due primarily to our facilities operations. As with the construction and management of any facilities, there exists a degree of risk that fans or other public attendees or visitors may be accidentally injured. To mitigate this risk, we maintain insurance coverage in amounts and covering risks that we believe to be reasonably foreseeable, but there is no assurance that our insurance will be sufficient to cover actual liabilities.

We are a defendant in a lawsuit filed by an employee of one of our franchises for alleged breach of contract. The suit asks for unspecified actual damages. We do not believe that the suit has merit and we are defending it vigorously. We cannot provide any assurances as to the outcome of litigation, however.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective October 14, 2004, holders who held an aggregate of 4,022,065 shares of our common stock, representing 75.31% of our then outstanding shares, delivered written consents to us in lieu of an annual meeting of shareholders. The written consents elected seven members to our board of directors, and also ratified the selection of Semple & Copper LLP as our independent auditors. We did not solicit these written consents. Information concerning the actions taken were provided to stockholders in our Information Statement of Form 14C filed with the Securities Exchange Commission ("SEC") on September 29, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit Index attached.

(b) REPORTS ON FORM 8-K. On August 31, 2004, we filed a report on Form 8-K with the SEC relating to a press release announcing that we had entered into various cross marketing contracts. On October 14, 2004, we filed a report on Form 8-K with the SEC relating to our financial results for the fiscal quarter ended August 31, 2004. On October 27, 2004, we filed a report on Form 8-K with the SEC relating to a press release announcing that a contract had been entered into for the broadcast of several Central Hockey League games.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Global Entertainment Corporation
                                                  (Registrant)


January 14, 2005                          By /s/ Richard Kozuback
                                             -----------------------------------
                                             Richard Kozuback
                                             President & Chief Executive Officer



January 14, 2005                          By /s/ J. Craig Johnson
                                             -----------------------------------
                                             J. Craig Johnson
                                             Chief Financial Officer

                                  EXHIBIT INDEX


      EXHIBIT

10.1* Credit Agreement dated November 19, 2004 among Global Entertainment Corporation and subsidiaries and Comerica Bank

10.2* Revolving Promissory Note dated November 19, 2004, executed by Global Entertainment Corporation and subsidiaries for the benefit of Comerica Bank

10.3*    Security  Agreement  dated  November  19,  2004,   executed  by  Global
         Entertainment Corporation and subsidiaries for the benefit of Comerica Bank

10.4* Pledge and Irrevocable Proxy Agreement dated November 19, 2004, executed by Global Entertainment Corporation for the benefit of Comerica Bank

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