Form 10QSB
period 2005-02-28
GLOBAL ENTERTAINMENT CORP
filed 2005-04-14
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 2005

                         Commission File No. 000-50643


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2005:

                         Common Stock, $.001 par value
                                5,345,738 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED FEBRUARY 28, 2005


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - As of February 28, 2005
(Unaudited) and May 31, 2004                                                   3

Condensed Consolidated Statements of Operations (Unaudited) -
Nine Months and Three Months Ended February 28, 2005 and February 29, 2004     5

Condensed Consolidated Statements of Changes in Stockholders' Equity -
Year ended May 31, 2004 and Nine Months Ended February 28, 2005 (Unaudited)    6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Nine Months Ended February 28, 2005 and February 29, 2004                      7

Notes to Condensed Consolidated Financial Statements                           9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             13

Item 3. Controls and Procedures                                               19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 6. Exhibits and Reports on Form 8-K                                      20

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             February 28,          May 31,
                                                                                2005                2004
                                                                             ----------          ----------
                                                                             (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                    $  121,264          $  483,773
Accounts receivable, less allowance for doubtful accounts of
 $56,424 and $0 at February 28, 2005 and May 31, 2004, respectively           2,942,511           1,548,685
Accounts receivable - related parties and miscellaneous                         145,378             154,450
Prepaid expenses                                                                 42,103              40,777
                                                                             ----------          ----------

      TOTAL CURRENT ASSETS                                                    3,251,256           2,227,685

Property and Equipment, net                                                     183,071              45,385

Intangible Assets, net                                                           44,849              57,064

Goodwill, net                                                                 4,061,466           4,056,506

Deferred Income Tax Asset, net                                                  246,000             246,000

Non-marketable Securities                                                        78,489              78,489

Miscellaneous Assets                                                             10,000               8,500
                                                                             ----------          ----------

      TOTAL ASSETS                                                           $7,875,131          $6,719,629
                                                                             ==========          ==========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          February 28,            May 31,
                                                                             2005                  2004
                                                                          -----------           -----------
                                                                          (Unaudited)
CURRENT LIABILITIES:
Notes payable - current portion                                           $   399,000           $        --
Notes payable - related party                                                  33,334               183,333
Accounts payable                                                            1,062,447               696,658
Accounts payable - related party                                               13,175                16,291
Accrued liabilities                                                           497,617               653,571
Deferred revenues                                                             508,627               521,860
                                                                          -----------           -----------

      TOTAL CURRENT LIABILITIES                                             2,514,200             2,071,713

Long-term deferred revenues                                                   506,206                    --
                                                                          -----------           -----------

      TOTAL LIABILITIES                                                     3,020,406             2,071,713
                                                                          -----------           -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $.001 par value; 10,000,000 shares authorized;
 no shares issued or outstanding                                                   --                    --
Common stock - $.001 par value; 50,000,000 shares authorized;
 5,345,738 shares issued and outstanding as of February 28, 2005
 and 4,068,115 as of May 31, 2004                                               5,346                 5,338
Paid-in capital                                                             5,053,098             4,981,156
Accumulated deficit                                                          (203,719)             (338,578)
                                                                          -----------           -----------

      TOTAL STOCKHOLDERS' EQUITY                                            4,854,725             4,647,916
                                                                          -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 7,875,131           $ 6,719,630
                                                                          ===========           ===========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (UNAUDITED)

                                            For the three months ended              For the nine months ended
                                        February 28,          February 29,      February 28,          February 29,
                                           2005                  2004              2005                  2004
                                        -----------           -----------       -----------           -----------
Revenues
  Licensing and advertising fees        $ 1,130,650           $   749,791       $ 2,334,498           $ 1,893,910
  Franchise fees                                 --                    --         1,015,000                40,000
  Project management fees                 1,374,071               124,954         5,521,439               567,190
  Ticket service fees                        96,964                    --           119,891                    --
  Other revenue                              19,579                 9,173            41,513                13,983
                                        -----------           -----------       -----------           -----------
                                          2,621,264               883,918         9,032,341             2,515,083
                                        -----------           -----------       -----------           -----------
Operating Costs
  Cost of revenues                        1,200,297               262,571         5,307,594               502,963
  General and administrative costs        1,348,927               677,705         3,584,774             1,992,009
                                        -----------           -----------       -----------           -----------
                                          2,549,224               940,276         8,892,368             2,494,972
                                        -----------           -----------       -----------           -----------

Income (Loss) from Operations                72,040               (56,358)          139,973                20,111

Other Income (Expense)
  Interest income                                --                   528                 2                 6,199
  Interest expense                           (5,116)               (1,478)           (5,116)               (1,485)
                                        -----------           -----------       -----------           -----------

Net Income (Loss)                       $    66,924           $   (57,308)      $   134,859           $    24,825
                                        ===========           ===========       ===========           ===========

Income (Loss) Per Share - basic         $      0.01           $     (0.01)      $      0.03           $      0.01
                                        ===========           ===========       ===========           ===========
Weighted average shares outstanding
  - basic                                 5,345,738             4,068,115         5,343,128             4,068,115
                                        ===========           ===========       ===========           ===========

Income (Loss) Per Share - diluted       $      0.01           $     (0.01)      $      0.02           $      0.01
                                        ===========           ===========       ===========           ===========
Weighted average shares outstanding
  - diluted                               5,533,647             4,068,115         5,514,338             4,068,115
                                        ===========           ===========       ===========           ===========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEAR ENDED MAY 31, 2004 AND THE
                 NINE MONTHS ENDED FEBRUARY 28, 2005 (UNAUDITED)

                                          Common Stock
                                       --------------------        Paid-in        Accumulated
                                       Shares        Amount        Capital          Deficit            Total
                                       ------        ------        -------          -------            -----
Balance at May 31, 2003              4,068,115       $4,068      $ 1,583,970      $ 1,186,549)     $   401,489

Issuance of common stock and
 options for merger, net of
 registration costs of $311,946        815,308          815        2,093,307               --        2,094,122

Issuance of common stock
 for repayment of debt                 444,815          445        1,265,055               --        1,265,500

Options issued for services                 --           --           10,800               --           10,800

Purchase of fractional shares               --           --             (416)              --             (416)

Issuance of common stock
 for services                           10,000           10           28,440               --           28,450

Net income for year ended
 May 31, 2004                               --           --               --          847,971          847,971
                                     ---------       ------      -----------      -----------      -----------

Balance at May 31, 2004              5,338,238        5,338        4,981,156         (338,578)       4,647,916

Issuance of common stock
 for services                            2,500            3           11,247               --           11,250

Exercise of options                      5,000            5           17,495               --           17,500

Options issued for services                 --           --           43,200               --           43,200

Net income for nine months ended
 February 28, 2005                          --           --               --          134,859          134,859
                                     ---------       ------      -----------      -----------      -----------

Balance at February 28, 2005
 (Unaudited)                         5,345,738       $5,346      $ 5,053,098      $  (203,719)     $ 4,854,725
                                     =========       ======      ===========      ===========      ===========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (UNAUDITED)

                                                                           For the nine months endded
                                                                       February 28,          February 29,
                                                                           2005                  2004
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   134,859           $    24,825
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Depreciation and amortization                                           46,279                22,842
    Issuance of stock and options for services                              54,450                    --
  Changes in Assets and Liabilities:
    Accounts receivable
      - trade                                                           (1,393,826)             (116,241)
      - related party and miscellaneous                                      9,072               (41,324)
    Prepaid expenses                                                        (1,326)              (23,289)
    Miscellaneous assets                                                    (1,500)               (1,500)
    Accounts payable
      - trade                                                              365,789               (47,129)
      - related party                                                       (3,116)                   --
    Accrued liabilities                                                   (155,954)              (46,625)
    Deferred revenues                                                      492,973               119,881
                                                                       -----------           -----------
         NET CASH USED BY OPERATING ACTIVITIES:                           (452,300)             (108,560)
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                (169,646)              (48,681)
  Collection of loans receivable                                                --                26,295
  Purchase of patents and trademarks                                        (2,104)                   --
  Increase in goodwill                                                      (4,960)              (50,063)
                                                                       -----------           -----------
         NET CASH USED IN INVESTING ACTIVITES:                            (176,710)              (72,449)
                                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                       399,000                    --
  Repayment of debt - related party                                       (149,999)
  Stock options exercised                                                   17,500               (36,956)
                                                                       -----------           -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:              266,501               (36,956)
                                                                       -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                                (362,509)             (217,965)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                            483,773               280,767
                                                                       -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                              $   121,264           $    62,802
                                                                       ===========           ===========

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (UNAUDITED)
                                   (CONTINUED)


                                                    For the nine months ended
                                                   February 28,     February 29,
                                                       2005             2004
                                                     -------          -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest             $ 5,116          $ 1,485
                                                     =======          =======

  Cash paid during the year for income taxes         $ 8,257          $   354
                                                     =======          =======

NON-CASH INVESTING AND FINANCE ACTIVITIES
  Stock and options issued for services              $54,450          $    --
                                                     =======          =======

  Stock options exercised                            $17,500          $    --
                                                     =======          =======

                 See accompanying Notes to Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


--------------------------------------------------------------------------------
                                     NOTE 1
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Global Entertainment Corporation ("Global") and its wholly owned subsidiaries, Western Professional Hockey League Inc. ("WPHL") dba Central
Hockey League ("CHL"), International Coliseums Company, Inc. ("ICC"), Global Entertainment Marketing Systems ("GEMS"), Cragar Industries, Inc. ("Cragar"), and Global Entertainment Ticketing ("GETTIX") (collectively referred to as "we", "our", "us", or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results for the nine month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005 or for any other period. For further information, refer to the financial statements and footnotes included in our annual report included on Form-10KSB for the year ended May 31, 2004.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements. Material estimates include, but are not limited to, the allowance for doubtful accounts, the carrying value of intangible assets, and the realization of the deferred income tax asset. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

RECLASSIFICATIONS

Certain items for the three months and nine months ended February 29, 2004 have been reclassified in the accompanying financial statements to conform to current presentations, for comparative purposes only.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 1
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
                                   (CONTINUED)
--------------------------------------------------------------------------------

REVENUE RECOGNITION

FRANCHISE FEES:

Initial franchise fees represent amounts received from WPHL/CHL franchisees to acquire a hockey franchise. The amount is recognized as revenue when the franchise agreement is signed and we have met all of our significant obligations under the terms of the franchise agreement. We are responsible for assisting the franchisee with facility lease contract negotiations, venue ticketing analysis and pricing, concessionaire negotiations and staffing advisements. These generally occur at the time the franchisee acquires a franchise. Transfer franchise fees represent the amounts received from a franchisee upon the transfer of ownership of a franchise and are recognized upon completion of the transfer.

LICENSING AND ADVERTISING FEES

Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 12 teams from the WPHL pay an extra $10,000 annually to cover our costs. The fees are recognized ratably over the year. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league.

GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts are recognized ratably over the duration of the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized based on the terms of the agreement in accordance with GAAP.

PROJECT MANAGEMENT FEES:

ICC receives design and build contract revenue from various municipalities in connection with the construction of municipal venues. . This is recognized as revenue ratably over the duration of the contracts. We have entered into several construction-project supervisory contracts.


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

TICKET SERVICE FEES:

GETTIX receives service fees for each ticket sold. These revenues are recognized upon completion of the sale.

               GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 1
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
                                   (CONTINUED)
--------------------------------------------------------------------------------

EARNINGS PER SHARE

Statement of Financial Accounting Standards No.128, "Earnings per share," ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

STOCK-BASED COMPENSATION

EMPLOYEE STOCK OPTIONS:

We  have  elected  to  follow  Accounting   Principals  Board  Opinion  No.  25,
"Accounting for Stock Issued to Employees" (ABP 25) and the related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have also adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION & DISCLOSURE."

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation.

                                                              For the nine months ended
                                                           February 28,         February 29,
                                                              2005                 2004
                                                           ----------           ----------
                                                           (Unaudited)          (Unaudited)
Net income, as reported                                    $  134,859           $   24,825
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects(1)               (353,553)              (4,560)
                                                           ----------           ----------

Pro forma net income                                       $ (218,694)          $   20,265
                                                           ==========           ==========
EARNINGS PER (LOSS) SHARE:
   Basic, as reported                                      $     0.03           $     0.01
                                                           ==========           ==========

   Basic, pro forma                                        $    (0.04)          $     0.01
                                                           ==========           ==========
EARNINGS PER (LOSS) SHARE:
   Diluted, as reported                                    $     0.02           $     0.01
                                                           ==========           ==========

   Diluted, pro forma                                      $    (0.04)          $     0.01
                                                           ==========           ==========

----------
(1) Due to our net operating loss carryforwards, the assumed tax effect was considered to be immaterial.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 2
                                     EQUITY
--------------------------------------------------------------------------------

During the nine months ended February 28, 2005, we issued options to purchase 123,500 shares of common stock (unaudited). These options were issued to various directors, managers and consultants. During the three months ended February 28, 2005, we issued options to purchase 100,000 shares of common stock (unaudited). Options granted prior to May 31, 2004 had an exercise price of $3.50 per share (post-split). Options totaling 23,500 (unaudited) granted during the nine months ended February 28, 2005 had an exercise prices of $4.50 per share and options totaling 100,000 (unaudited) had an exercise price of $5.75 per share. Each option has a maximum term of ten (10) years.

--------------------------------------------------------------------------------
                                     NOTE 3
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

During the nine months ended February 28, 2005, we secured a $1,000,000 revolving line of credit. As of February 28, 2005, we borrowed $399,000 against this credit facility. This credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of February 28, 2005, the applicable interest rate was 5.5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events. These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004 under the section entitled "Management's Discussion and Analysis--Factors That May Affect Future Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

GENERAL

The following is management's discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

OVERVIEW - COMPANY DESCRIPTION

In April 2000, we acquired all of the outstanding shares of Western Professional Hockey League Inc. ("WPHL") from WPHL Holdings, Inc., a British Columbia corporation, in exchange for six million shares of our common stock.
Contemporaneously with the acquisition of WPHL, our name was changed to Global Entertainment Corporation. Under a joint operating agreement ("JOA") with Central Hockey League, Inc., the WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the "CHL"), which consists of seventeen teams located in mid-market communities in seven states: Texas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, and Oklahoma, with an expansion team to begin play in Ohio in the 2005-2006 season.

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

Most recently, we formed Global Entertainment Ticketing ("GETTIX"), a wholly owned subsidiary, as a third party provider of ticketing solutions for the multipurpose event centers under Global's management, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX offers Internet and inbound ticket sales services for each client, and has the ability to create local networks of outlet sales locations in the various communities in which it serves.

THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2004

REVENUES:

                                     Three months                Three months                   Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2005      February 29,     2004       Between 2004    Between 2004
                                        2005         Revenue        2004        Revenue        and 2005        and 2005
                                     ----------     -------      ------------   -------        --------        --------
Revenue
   Project management fees           $1,374,071       52.4%        $124,954        14.2%      $1,249,117         999.7%
   Licensing and advertising fees     1,130,650       43.1%         749,791        84.8%         380,859          50.8%
   Ticket Service Fees                   96,964        3.7%              --         0.0%          96,964           N/A
   Other revenue                         19,579        0.8%           9,173         1.0%          10,406         113.4%
   Franchise fees                            --        0.0%              --         0.0%              --           N/A
                                     ----------      -----         --------       -----       ----------         -----
   Total                             $2,621,264      100.0%        $883,918       100.0%      $1,737,346         196.6%
                                     ==========      =====         ========       =====       ==========         =====

Total revenues increased $1,737,346, from $883,918 for the three months ended February 29, 2004 to $2,621,264 for the three months ended February 28, 2005. This 196.6% increase was generated primarily by ICC which realized an increase of $1,249,117 from $124,954 for the three months ended February 29, 2004 to $1,374,071 for the three months ended February 28, 2005. Again, this increase was the result of revenues received under the current project management agreement with the City of Youngstown, Ohio for the construction of the Youngstown Convocation Center. ICC's revenues represented 52.4% of our total revenue for the three months ended February 28, 2005, compared to 14.2% of our total revenue for the three months ended February 29, 2004.

Licensing and advertising fees increased $380,859 from $749,791 for the three months ended February 29, 2004 to $1,130,650 for the three months ended February 28, 2005. This 50.8% increase resulted primarily from the addition of Cragar revenues after the merger in March 2004.

Franchise fees did not increase during the three months ended February 28, 2005 from the prior 2004 period. No new franchise sales were completed during either period.

Ticketing service fees totaled $96,964 for the three months ended February 28, 2005. There were no revenues earned in the comparable three month period for the 2004 fiscal year.

Other revenues increased $10,406, from $9,173 for the three months ended February 29, 2004 to $19,579 for the three months ended February 28, 2005. This increase is the result of increased service fees generated by GEMS during the current three month period for staffing services for the new facility in Youngstown, Ohio.

OPERATING COSTS:

                                     Three months                Three months                   Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2005      February 29,     2004       Between 2004    Between 2004
                                        2005         Revenue        2004        Revenue        and 2005        and 2005
                                     ----------     -------      ------------   -------        --------        --------
Operating Costs
  Cost of revenues                  $1,200,297        45.8%        $262,571       29.7%        $  937,726        357.1%
  General and administrative costs   1,348,927        51.5%         677,705       76.7%           671,222         99.0%
                                    ----------        ----         --------      -----         ----------        -----
  Total                             $2,549,224        97.3%        $940,276      106.4%        $1,608,948        171.1%
                                    ==========        ====         ========      =====         ==========        =====

Total operating costs increased by $1,608,948, from $940,276 for the three months ended February 29, 2004 to $2,549,224 for the three months ended February 28, 2005. This 171.1% increase resulted primarily from an increase in cost of revenue of $937,726, which was directly related to the requirements of the project management agreement for the City of Youngstown, Ohio and the costs associated with project management services related to the construction of the Youngstown Convocation Center.

General and administrative expenses increased $671,222, or 99.0%, from $677,705 for the three months ended February 29, 2004 to $1,348,927 for the three months ended February 28, 2005. This increase included $178,880 in additional expenses over the same 2004 period resulting from expenses associated with the formation, start up, expansion, and operations of GETTIX and also $395,703 from increased overhead expenditures to meet additional staffing needs and marketing plans. Finally, for the three months ended February 28, 2005, results also include $96,639 in expenditures and allocations for Cragar that are not reflected in the first quarter results of the prior fiscal year since Cragar was not acquired until March 2004.

INCOME (LOSS) FROM OPERATIONS:

                                     Three months                Three months                   Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2005      February 29,     2004       Between 2004    Between 2004
                                        2005         Revenue        2004        Revenue        and 2005        and 2005
                                     ----------     -------      ------------   -------        --------        --------
Income (loss) from operations         $72,040         2.7%        $(56,358)      -6.4%         $128,398         227.8%

Net income from operations was $72,040 for the three months ended February 28, 2005, compared to a net loss from operations of $56,358 for the three months ended February 29, 2004. Current quarter income was the result of the commencement of operations from GETTIX, continued profitable operations of ICC in project management, and the agreement for commissions from GEMS.

NINE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2004

REVENUES:

                                     Nine months                 Nine months                    Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2005      February 29,     2004       Between 2004    Between 2004
                                        2005         Revenue        2004        Revenue        and 2005        and 2005
                                     ----------     -------      ------------   -------        --------        --------
Revenue
  Project management fees            $5,521,439       61.1%       $  567,190      22.6%       $4,954,249         873.5%
  Licensing and advertising fees      2,334,498       25.8%        1,893,910      75.3%          440,588          23.3%
  Ticket Service Fees                   119,891        1.3%               --       0.0%          119,891           N/A
  Other revenue                          41,513        0.5%           13,983       0.6%           27,530         196.9%
  Franchise fees                      1,015,000       11.2%           40,000       1.6%          975,000        2437.5%
                                     ----------      -----        ----------     -----        ----------        ------
  Total                              $9,032,341      100.0%       $2,515,083     100.0%       $6,517,258         259.1%
                                     ==========      =====        ==========     =====        ==========        ======

Total revenues increased $6,517,258, from $2,515,083 for the nine months ended February 29, 2004 to $9,032,341 for the nine months ended February 28, 2005. This 259.1% increase was generated primarily by ICC, which realized an increase of $4,954,249, from $567,190 for the nine months ended February 29, 2004 to $5,521,439 for the nine months ended February 28, 2005. ICC's increase was the result of revenues from the current project management agreement with the City of Youngstown, Ohio for the construction of the Youngstown Convocation Center. ICC is now in the design and build portion of the agreement. We anticipate that the facility will be completed in the second half of 2005. Revenues from these types of projects are relatively infrequent and difficult to predict. ICC's revenues represented 61.1% of our total revenue for the first nine months ended February 28, 2005, compared to 22.6% of our total revenue for the nine months ended February 29, 2004.

Licensing and advertising fees increased $440,588, from $1,893,910 for the nine months ended February 29, 2004, to $2,334,498 for the nine months ended February 28, 2005. This 23.3% increase resulted from an increase in licensing and advertising revenues as a direct result of the merger with Cragar Industries, Inc. which is now a wholly owned subsidiary. The Cragar merger was closed in March 2004, and was an entirely new revenue source for us during the nine months ended February 28, 2005. GEMS also negotiated an agreement for the payment of commissions for the Larimer County, Colorado Fair Grounds. This contributed to the $167,667 increase in revenues for the nine months ended February 28, 2005.

Franchise fees increased $975,000, from $40,000 for the nine months ending February 29, 2004 to $1,015,000 for the nine months ended February 28, 2005. We realized revenue from one new franchise sale in Youngstown, Ohio. No new transfers or relocations were realized during the period. This franchise sale represents the purchase of franchise rights for a new CHL member team that will play in the new Youngstown Convocation Center in the 2005-2006 hockey season. Revenue, if any, from new franchise fees or from the transfer fees or relocation fees of franchises in any fiscal year or interim period is unpredictable.

Ticketing service fees totaled $119,891 for the nine months ended February 28, 2005. There were no revenues from ticketing services earned in prior periods, as GETTIX began formal operations in September 2004. Prior to September 2004, GETTIX only incurred startup expenses.

Other revenue increased $27,530 in the nine months ended February 28, 2005 from $13,983 for the nine months ended February 29, 2004, to $41,513 for the nine months ended February 28, 2005. This increase was the result of successful negotiation of a special advertising contract with a sponsor for selected hockey markets for the CHL. It is not anticipated that similar contracts will be obtained in the future.

OPERATING COSTS:

                                     Nine months                 Nine months                    Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2005      February 29,     2004       Between 2004    Between 2004
                                        2005         Revenue        2004        Revenue        and 2005        and 2005
                                     ----------      -------     ------------   -------        --------        --------
Operating Costs
  Cost of revenues                   $5,307,594       58.8%       $  502,963      20.0%        $4,804,631       955.3%
  General and administrative costs    3,584,774       39.7%        1,992,009      79.2%         1,592,765        80.0%
                                     ----------       ----        ----------      ----         ----------       -----
  Total                              $8,892,368       98.5%       $2,494,972      99.2%        $6,397,396       256.4%
                                     ==========       ====        ==========      ====         ==========       =====

Total operating costs increased by $6,397,396, from $2,494,972 for the nine months ended February 29, 2004 to $8,892,368 for the nine months ended February 28, 2005. This 256.4% increase resulted primarily from an increase in cost of revenue of $4,804,631, from $502,963 for the nine months ended February 29, 2004 to $5,307,594 for the nine months ended February 28, 2005. The project management agreement for the City of Youngstown, Ohio and the costs associated with project management services related to the construction of the Youngstown Convocation Center are the primary reasons for this change.

General and administrative expenses increased $1,592,765, from $1,992,009 for the nine months ended February 29, 2004, to $3,584,774 for the nine months ended February 28, 2005. This 80.0% increase resulted from approximately $537,104 in expenses associated with the formation, start up, and operations of GETTIX, and also approximately $739,019 of expenses associated with general corporate expansion and increased overhead to meet additional staffing needs and marketing activities. Finally, the present nine month period results also include $316,642 in expenditures for Cragar that are not reflected in the corresponding 2004 period, since we did not acquire Cragar until March 2004. The results for Cragar include allocations from Global Entertainment administrative personnel for shared services.

INCOME FROM OPERATIONS:

                                     Nine months                 Nine months                    Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2005      February 29,     2004       Between 2004    Between 2004
                                        2005         Revenue        2004        Revenue        and 2005        and 2005
                                     ----------      -------     ------------   -------        --------        --------
Income from operations                $139,973        1.5%         $20,111        0.8%         $119,862          596.0%

Income from operations was $139,973 for the nine months ended February 28, 2005, compared to $20,111 for the nine months ended February 29, 2004. This increase of $119,862 was due in part to the recognition of GEMS commissions from the Larimer County Fair Grounds contract. We reached an agreement with the facility owners for future commissions and discounted those future amounts for one final payment. Prior to this agreement, such revenues would not have been recognized until the period in which payments on completed contracts would have been billed by Larimer County Fair Grounds. As a result of this agreement, we are now released from future administrative obligations for servicing those contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of operating capital in fiscal year 2005 has been and is expected to continue to be from league assessments from the CHL, and also our new revolving credit facility (described below). Since there is no assurance that we will be able to supplement our operating capital through franchise fees or service fees from our new operation, GETTIX, we must generate sufficient levels of cash from operations to meet our working capital needs, or rely on equity or debt financing to meet cash requirements.

During the period, we entered into a $1,000,000 revolving credit facility with a commercial lender. We have used and expect to continue to use this facility as our working capital needs exceed cash flow from operations. This credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. The facility bears interest at the lender's prime rate, plus 1%. As of February 28, 2005, there was $399,000 outstanding under this facility and we have the capacity to borrow an additional $601,000, assuming all of the borrowing conditions are met. In order to continue borrowing, we must meet certain financial covenants, including maintaining a current ratio (current assets compared to current liabilities) of 1.05 to 1.0 as of the end of each fiscal quarter, tangible net worth of at least $375,000, and a ratio of total liabilities to earnings before interest, taxes and depreciation and amortization of not more than 3.0 to 1.0 on a rolling annual basis for each quarter up until the quarter ended February 28, 2005, and 2.5 to 1.0 for reach quarter after that. We must maintain a $0 unpaid balance for a consecutive 30 day period during the term of the facility. The facility will mature on November 19, 2005. In the event that this credit facility were to prove insufficient, or in the event that we are unable to continue borrowing under it, we likely would be required to obtain additional equity or debt financing, and the terms of such financing, if it is available at all, may be dilutive to existing stockholders and may be unfavorable to us in other respects. In that case, our financial condition and ability to continue operations could be materially and adversely affected. As of February 28, 2005, the Company was in compliance with all provisions of the covenants for this line of credit.

For the nine months ended February 28, 2005, cash used by operating activities totaled $452,300 compared to $108,560 for the nine months ended February 29, 2004. This is primarily due to the timing of new franchise payments.

Cash used in investing activities totaled $176,710 for the nine months ended February 28, 2005, as compared to $72,449 for the nine months ended February 29, 2004. This increase in use of funds is predominantly attributed to the purchase of capital equipment and furniture related to the startup operations of GETTIX.

Cash provided by financing activities totaled $266,501 for the nine months ended February 28, 2005 as compared to cash used in financing activities of $36,956 for the nine months ended February 29, 2004. This increase is the result of the use of a credit facility during the period and offset by a repayment of a note assumed in conjunction with the merger with Cragar.

Management believes there will be sufficient cash to fund operations for the next 12 months. Even so, management continues to contemplate alternatives to enable us to fund continuing operations should unforeseen events cause us to have insufficient cash to support operations. Should the Company find itself in a position of negative working capital, any inability to obtain additional cash as needed, could have a material adverse effect on our financial position and results of operations.

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

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Non-monetary Assets." APB No. 29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123. See Note 1--Summary of Significant Accounting Policies and Use of Estimates in the accompanying consolidated financial statements for disclosure information regarding Proforma stock option expense.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Global's disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures contained a material weakness and were not adequate and effective to ensure that material information relating to us would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

Several items of expense were not timely accrued, and some proforma disclosures were omitted. These items were identified and corrected prior to this filing. As a result, changes in purchasing and authorization controls have been modified and will continue to be monitored to evaluate the effectiveness of the new controls. Specifically, delays in authorizing the distribution of funds for sponsorship contracts needed to be addressed. While this did not result in significant changes in our internal controls, the modification will have a positive affect on our disclosure controls and procedures, thereby eliminating any significant deficiencies or material weaknesses in such disclosure controls and procedures.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Exhibit Index attached.

(b) Reports on Form 8-K. On December 9, 2004, we filed a report on Form 8-K with the SEC relating to a press release announcing that we had entered into two new licensing agreements relating to Cragar. On January 14, 2005 we filed a report on Form 8-K with the SEC relating to our financial results for the first fiscal quarter of 2005. On February 8, 2005, we filed a report on Form 8-K with the SEC relating to a press release announcing the approval of a new multi-purpose events center project in Austin, Texas. On February 25, 2005, we filed a report on Form 8-K with the SEC relating to a press release announcing the approval of a new multi-purpose events center project in Prescott, Arizona.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Global Entertainment Corporation
                                                 (Registrant)


April 14, 2005                          By /s/ Richard Kozuback
                                          -----------------------------------
                                          Richard Kozuback
                                          President & Chief Executive Officer



April 14, 2005                          By /s/ J. Craig Johnson
                                          -----------------------------------
                                          J. Craig Johnson
                                          Chief Financial Officer

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