Form 10KSB
period 2005-05-31
GLOBAL ENTERTAINMENT CORP
filed 2005-08-29
CIK 885780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50643

GLOBAL ENTERTAINMENT CORPORATION

(Name of small business issuer in its charter)

Nevada	86-0933274
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4909 East McDowell Road, Suite 104, Phoenix, AZ	85008-4293
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (480) 994-0772

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year were $13,473,284.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $14,629,953, based on the closing price of $6.70 per share at August 12, 2005, as reported on the OTC Bulletin Board.

At August 12, 2005, 5,345,738 shares of Global Entertainment Corporation common stock were outstanding.

Documents incorporated by reference: Specified portions of Global Entertainment Corporation’s Proxy Statement or Information Statement to be filed in connection with its 2005 annual meeting of stockholders is incorporated by reference into Part III of this Annual Report on Form 10-KSB.

GLOBAL ENTERTAINMENT CORPORATION

ANNUAL REPORT ON FORM 10-KSB

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Global Entertainment Corporation that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Global Entertainment Corporation’s management. Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative or correlations thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified in Item 6, Management’s Discussion and Analysis—Factors That May Affect Future Results, and other risks identified herein and in future SEC filings and public announcements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update publicly any forward-looking statements.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Global Entertainment Corporation (referred to in this annual report as “we,” “us”, “Global” or “GEC”) is an integrated event and entertainment company focused on small to mid-size communities, that is engaged, through its six wholly owned subsidiaries, in sports management, arena and supporting real estate development, venue management and licensing, ticketing and marketing. We were organized as a Nevada corporation on August 20, 1998, under the name Global II, Inc. In April 2000, Global II acquired all of the outstanding shares of Western Professional Hockey League, Inc. (“WPHL”) from WPHL Holdings, Inc., a British Columbia, Canada corporation. Contemporaneously with the acquisition of WPHL, we changed our name to Global Entertainment Corporation.

Pursuant to a joint operating agreement between us and Central Hockey League, Inc., WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the “CHL”), which consists of sixteen teams located in mid-market communities throughout the central and southwestern regions of the United States.

In January 2001, we formed a subsidiary to acquire the assets of International Coliseums Company, Inc. (“ICC”). ICC develops and manages multipurpose entertainment facilities in mid-market communities. ICC enables us to secure a professional minor league hockey team as a primary tenant in facilities that we develop or manage, which we believe is a key factor in the viability of our managed multipurpose facilities, and to promote the development of the CHL by assisting potential franchisees in securing quality venues in which to play professional minor league hockey.

In January 2002, we formed another wholly owned subsidiary, Global Entertainment Marketing Systems (“GEMS”), to promote, market, and sell various services related to multipurpose entertainment facilities. GEMS contracts to sell all contractually obligated income (COI) sources, including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts, among other licensing and marketing opportunities.

In March 2004, we completed a merger with Cragar Industries, Inc., a licensor of a famous automotive aftermarket wheel trademark and brand - CRAGAR®. The licensing and marketing opportunities for CRAGAR® branded products, particularly with respect to markets in which hockey franchises are located, blends with current licensing and marketing that is available through the operation and management of the CHL and related activities.

In June 2004 we formed Global Entertainment Ticketing, Inc. (“GETTIX”), a wholly owned subsidiary, as a third party provider of ticketing services for the multipurpose event centers under ICC management, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX provides a full in-house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that includes database flexibility, easy season and group options, financial reporting and full marketing resources.

Businesses and Markets

The Minor Professional Hockey League Business

Our primary historical business is the operation of the CHL, a minor professional hockey league. We believe that the CHL offers a unique entertainment alternative that is not typically available to individuals living in our targeted small- to mid-sized communities in the U.S., and that the affordable nature of tickets, refreshments, and merchandise at CHL events allows access to families and individuals at all levels of income. The introduction of a CHL franchise in these small- to mid-sized communities offers several potential benefits to CHL franchisees, including:

•	the ability to offer a unique live entertainment event that is not typically available in small- to mid-sized communities;

•	potential marketing and sponsorship opportunities through the CHL’s diverse fan base; and

•	the opportunity to develop increased revenue through sales of team-licensed products.

The introduction of a CHL franchise also offers several benefits to the small- to mid-sized community in which each CHL franchise is located, including:

•	the opportunity to increase tax revenue through direct ticket, refreshment and licensing sales at professional minor league hockey games and other events as well as indirect increases in sales at restaurants, stores and hotels surrounding the arena in which the CHL franchise plays;

•	increased job opportunities for community citizens working for the CHL franchise or arena as well as surrounding businesses; and

•	enhancing the development of property located near the multipurpose event facility.

WPHL operates the CHL. During the 2005/2006 season the league will consist of 16 teams located in small- to mid-sized communities throughout the Central and Southwestern regions of the United States. WPHL franchises 12 of the teams that constitute the CHL and Central Hockey League, Inc. franchises the remaining four teams that constitute the CHL. The WPHL and CHL originally consisted of 13 and 10 teams, respectively, but through attrition and franchise relocation, the league declined to the current 16 teams. Pursuant to a joint operating agreement with Central Hockey League, Inc., WPHL jointly manages and operates the league under the Central Hockey League name. WPHL also provides ongoing support and assistance to CHL teams in accounting, ticket sales, marketing, hockey operations, franchise development, and media services. The WPHL provides operational manuals for each team to utilize as a guide and point of reference. In addition, yearly league conferences are held to provide team owners an opportunity to meet with other franchisees and discuss operational concerns.

We do not operate or manage any teams outside of the joint operating agreement with the CHL. Pursuant to the joint operating agreement between the CHL and the WPHL, the CHL has an option to purchase all of the WPHL’s interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL. Although our strategy is to increase revenue from our arena development and marketing and licensing businesses, the exercise of this option by the CHL would eliminate a current primary source of revenue. The earliest such a transaction could occur would be at the end of the 2011 fiscal year.

The 16 teams of which the CHL will consist during the 2005/2006 season are divided into 4 divisions: Northeast, Northwest, Southeast and Southwest, as follows:

Northeast	Northwest	Southeast	Southwest
Bossier-Shreveport	Colorado Eagles	Austin Ice Bats	Amarillo Gorillas
(Bossier City, LA)	(Windsor, CO)	(Austin, TX)	(Amarillo, TX)
Forth Worth Brahmas	New Mexico Scorpions*	Laredo Bucks	Odessa Jackalopes
(Fort Worth, TX)	(Albuquerque, NM)	(Laredo, TX)	(Odessa, TX)
Memphis RiverKings	Wichita Thunder	Corpus Christi Rayz	Lubbock CottonKings
(Southaven, MS)	(Wichita, KS)	(Corpus Christi, TX)	(Lubbock, TX)
Youngstown Steelhounds	Oklahoma City Blazers	Rio Grande Valley
(Youngstown, OH)	(Oklahoma City, OK)	Killer Bees
	Tulsa Oilers	(Hildago, TX)
(Tulsa, OK)

*	The New Mexico Scorpions will not participate in the 2005-2006 season and are expected to resume play in the 2006-2007 season.

**	We anticipate that the 2006-2007 season will include the new teams in Prescott Valley, Arizona and Broomfield, Colorado.
***	We anticipate the new team in Monterey, Mexico will participate in the 2006-2007 or 2007-2008 season upon expected completion of a facility lease for the team.

Franchisee Selection. The WPHL has not established a fixed set of prerequisites that a prospective franchisee must meet in order to be awarded a franchise. Instead, the WPHL recruits franchisee candidates based on a variety of factors such as prior business experience, financial strength and integrity, and probable ability to successfully operate a sports-oriented organization.

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

•	Proximity To Existing Franchises. The WPHL seeks to grant franchises sufficiently close to existing teams to reduce travel expenses incurred by each team, but sufficiently far away from existing teams to allow each team to have ample fan support.

•	Arena Availability. Because an arena is essential to a franchise’s operations, the WPHL investigates the availability of an existing arena and assists in negotiating the arena lease. If no arena is available, the WPHL, through its affiliate ICC, works with the prospective franchise and the municipality to provide a multipurpose arena.

•	Market and Demographic Data. The WPHL performs a detailed review of a prospective market’s demographics, including the number of households, average income per household, median income, prevailing wage data, and additional general market data, to determine the suitability of the market for a franchise.

•	Existing Competition. The WPHL seeks to grant franchises where the new franchises will not have direct competition with other hockey teams or other major sports franchises. We believe the absence of direct competition in a market allows a franchise to more easily develop fan support.

Historical Franchise Attendance. The following table reflects attendance at CHL events over the last eight seasons.

	1997/98	1998/99	1999/2000	2000/01	2001/02	2002/03	2003/04	2004/05
Numer of Teams	12	17	16	13	16	17	17	17

Regular Season	1,654,990	2,100,363	2,008,539	1,554,929	2,183,197	2,253,489	2,448,584	2,284,057
Playoffs	139,132	145,078	135,479	107,281	152,455	134,335	168,894	179,130

Total	1,794,122	2,245,441	2,144,018	1,662,210	2,335,652	2,387,824	2,617,478	2,463,187

Per Game Average	3,978	3,531	3,409	3,253	4,270	4,381	4,521	4,487

Historical Ticket Revenue. The following table reflects ticket revenue per season for the CHL over the last eight seasons.

1997/98	1998/99	1999/2000	2000/01	2001/02	2002/03	2003/04	2004/05
12	17	16	13	16	17	17	17
$12,565,772	$15,118,101	$14,154,959	$10,920,344	$13,474,970	$13,781,131	$18,013,092	$16,992,228

CHL teams played 30 home games each during the 2004-2005 season versus 32 home games each during the previous three seasons. Teams will resume a 32 home game schedule for the 2005-2006 season. During the 2004-2005 season and the prior three seasons, the CHL has experienced the highest per game attendance of all North American “AA” professional hockey leagues.

Franchise Agreements. The WPHL has entered into separate franchise agreements with 12 of the 16 teams. Under the franchise agreement, if conditions are met, the WPHL grants franchise rights for a ten-year term for a designated area, which may be renewed by the franchisee. The franchisee agrees to pay fees to the WPHL and the WPHL agrees to provide various services, including services relating to accounting, ticket sales, marketing, hockey operations, media, contracting and negotiating, rulemaking, administrative and training, and conferences. In addition, the WPHL and each team have continuing rights and obligations, among others, with respect to record keeping, the team’s arena, participation in WPHL management, intellectual property, confidentiality, maintenance of insurance and indemnification. The remaining four teams, each of which was an original CHL team, continue to operate under a sanction agreement that requires direct payments to the CHL pursuant to the terms and conditions of the original CHL agreements.

Franchise Fees and Costs. Unless an alternative arrangement is made with the WPHL, franchisees pay an initial franchise fee of $1,000,000. The WPHL has, in the past, shared a portion of the initial franchise fee with the other WPHL teams, and expects to continue to do so, although the sharing arrangement may be modified. The WPHL has enjoyed a steady increase in the initial franchise fees it charges franchisees. Since 1995, the WPHL’s first year of operations, the initial franchise fee charged by the WPHL has increased from $100,000 to $1,000,000. We believe that the value of a CHL franchise has increased substantially and the WPHL has increased initial franchise fees to maintain a consistent level of quality support for new franchisees.

The historical increase in the WPHL’s initial franchise fee is set forth in the following table:

Season	Initial Franchise Fee	Number of Teams Entering Franchise Agreements
1995/1996	$100,000	6
1996/1997	$250,000	6
1997/1998	$250,000/$400,000	5
1998/1999	$400,000	1
1999/2000	—	0
2000/2001	—	0
2001/2002	$500,000	1
2002/2003	$500,000/$1,000,000	2
2003/2004	$1,000,000	1
2004/2005	$1,000,000	2

Player and Personnel Matters. The quality and success of the players associated with each CHL franchise are of significant importance to the continued viability of the CHL. The following is a list of the significant factors relating to the CHL’s involvement with the players:

•	Recruitment. Teams recruit hockey players through a variety of means. Players predominantly come from the Canadian, American, and European junior leagues, other professional leagues, and the collegiate circuit. The CHL offers recruiting assistance to teams by providing a scouting network, whose members annually produce a compilation of scouting reports on players they have observed, which is distributed to team coaches to review.

•	Lack of Union. The CHL’s players are not collectively represented by a players’ union, unlike other minor professional hockey leagues and the National Hockey League.

•	Salary and Player Caps. The CHL salary cap for the 2004/2005 season per team was $8,500 per week. Players are guaranteed to be paid no less than $300 per week, with the prevailing wage earned by a player to be $300 per week. No player bonuses are provided outside of the salary cap. Additionally, no team may have more than 18 players on its payroll, excluding players on injured reserve.

The Arena Development and Management Business

Our arena development and management business is operated through our subsidiary, ICC, which designs, manages the construction of, and acts as facility manager for multipurpose sports and entertainment arenas. These arenas have an average seating capacity of 7,000 and are typically constructed in mid-market communities.

ICC functions as the project manager for the construction of a multipurpose arena. For these services, a monthly fee is charged and expenses are reimbursed in the performance of such duties. There are typically three distinct phases:

•	Business Plan Development. ICC project coordinators perform market research with outside consulting assistance, prepare an initial budget for operation of a facility, and present the data to the owner;

•	Design and Build. ICC project managers finalize conceptual drawings and renderings in order to bring the design to completion for which monthly fees are charged; and

•	Construction Management. ICC manages all phases of actual construction from ground breaking to delivery and charges fees for construction project management services on a monthly basis.

ICC currently is developing or managing the following multipurpose arena projects:

ICC oversaw the completion of construction of the multipurpose event center in the City of Hildago, Texas. The facility serves the Rio Grande Valley in Southwest Texas, including the communities of McAllen, Harlingen, Edinburg Mission, and Pharr, which, together with other smaller communities in the area, have a population of approximately 750,000. This facility opened in October 2003. The Hildago facility hosted all home games of the CHL franchisee Rio Grande Valley Killer Bees. ICC currently provides management services at the Hidalgo facility.

In fiscal year 2004 ICC completed its duties as the project manager with respect to the development of the Larimer County Fairground and Events Center, located in Larimer County, Colorado. The $70,000,000 Fairground and Events Center serves as a multipurpose agricultural and entertainment facility serving the communities of Loveland, Fort Collins, and Greeley, Colorado, whose combined population exceeds 450,000. The complex will eventually consist of 12 agricultural facilities that are anchored by the 6,000-seat multipurpose events center. The event center serves as the home of the CHL franchisee Colorado Eagles.

ICC continues performing project management duties for the development of the Youngstown Convocation Center located in Youngstown, Ohio. The Youngstown Convocation Center is a 6,500 to 8,500—seat facility serving Youngstown, Ohio and surrounding communities. The Youngstown Steelhounds, a CHL franchise team, will serve as the major tenant and are expected to participate in the 2005-2006 hockey season. Upon completion of this facility in October 2005, ICC will manage the facility.

ICC has begun performing project management duties for the development of the Rio Rancho Events Center located in Rio Rancho, New Mexico. The Rio Rancho Events Center is a proposed 6,500 – 8,000 seat facility and will serve as a major component of the City of Rio Rancho’s new master planned downtown. The New Mexico Scorpions, a CHL franchise will serve as the major tenant and is expected to participate in the 2006-2007 hockey season. Following completion of this facility, projected in November 2006, ICC will manage the facility. ICC has an option to develop 25 acres of retail and entertainment located adjacent to the Events Center.

ICC has begun performing project management duties for the development of the Prescott Valley Convention and Events Center located in Prescott Valley, Arizona. This facility is a proposed 5,000 – 6,200 seat arena and will be a major component of a 40 acre retail and entertainment district. A CHL franchise hockey team will serve as the major tenant and is expected to participate in the 2006-2007 season. Following completion of this facility, projected in November 2006, ICC will manage the facility.

ICC expects to begin project management duties under a sub-contract with Icon Venue Group for the Broomfield Event Center in Broomfield, Colorado. This facility is a proposed 6,000 seat arena. A CHL franchise hockey team will serve as the major tenant and is expected to participate in the 2006-2007 season.

The Marketing and Licensing Business

Our marketing and licensing business is operated through our subsidiary, GEMS, which was formed for the purpose of promoting, marketing, and selling various revenue streams created by the development and operation of multipurpose arenas in small- to mid-sized communities throughout the United States. GEMS contracts to sell a variety of services, including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. We anticipate that corporate sales and licensing will comprise an increasingly important component of our revenues and the revenues of the teams in the CHL. We also believe that corporate sales and licensing will enable teams to keep ticket prices affordable and thereby increase their fan bases while simultaneously increasing total revenue.

We own the exclusive right to sell, market and promote the CRAGAR brand name. For this right, we receive royalties based on the sale of licensed products. Currently, there are several product offerings that can be classified into the following categories:

•	One-piece cast aluminum wheels

•	Composite wheels

•	Steel wheels

•	Wire wheels

•	Apparel

•	Collectables & Toys

•	Aftermarket automotive parts

Cragar currently has six license agreements. They include agreements with Carlisle Tire & Wheel, RC2, Jakks Pacific, Summit Marketing, Rotora, and GMP. Each of these licensees pays royalties based on gross sales or flat fees, depending on the terms of the contract. Carlisle, as part of its license agreement with Cragar, is the exclusive licensee for wheel products under the CRAGAR brand name. Carlisle is currently expanding its wheel production to include product for a broader range of vehicles.

We believe that licensing products to strong and focused manufacturing, distribution, sales and marketing companies will help maximize the value of the Cragar name brand and allow us to effectively compete in several segments of the custom wheel market.

The Ticketing Business

We operate our ticketing business through our subsidiary GETTIX, a full service ticketing company for events and venues throughout Global’s markets. The ticketing business generates revenues through box office, outlets, call-center, and Internet sales. GETTIX is currently selling tickets in Texas, Oklahoma, Arizona, Ohio, Canada and plans to expand to additional markets in fiscal year 2006. We anticipate that ticketing will comprise an increasingly important component of our revenues.

Our Strategy

Our strategy is to increase our earnings by increasing the size and awareness of the CHL, recognizing and capitalizing on additional opportunities for arena development and management, and continuing to pursue a broad range of licensing, ticketing and marketing activities with respect to additional multipurpose event facilities. The key elements of our strategy are to:

Expand The CHL By Identifying Additional Interested And Suitable Communities. We believe that we can expand the CHL principally through the identification and targeting of small- to mid-market communities that have a limited number of competing live entertainment options. In particular, we believe that the development of a multipurpose arena together with a CHL franchise offers many communities an opportunity to generate additional revenue streams for the community as well as additional jobs for its residents.

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

Capitalize On The Growing Level Of Interest In Hockey In The United States. We believe that interest in professional minor league hockey in the United States will grow and that we are well positioned to benefit from any increase in interest in professional minor league hockey and other affordable live entertainment events in the small- to mid-sized communities that comprise our target market. We seek to capitalize on the increasing interest in professional minor-league hockey by expanding the size of the CHL, marketing its licensed products to an increasing fan base, and increasing revenues through increased marketing and advertising opportunities.

Leverage Our Ability To Combine Multipurpose Facility Design, Development, and Management Expertise With Our CHL Franchise Offerings. We believe that our ability to combine our offerings for CHL franchises with our design, development, and management expertise in multipurpose arenas provides us with a potential advantage compared to other entertainment options typically available in small- to mid-sized communities. We believe this combination of expertise and experience offers these communities an opportunity to increase tax revenues, create additional job opportunities, and broaden the variety of entertainment options available to their citizens.

Leverage Our Base Business To Promote Ticketing Services Provided by GETTIX. We believe our existing business structure, with the design and management of multipurpose arenas will increase the opportunity to provide ticketing services. In addition, current strategic alliances with third party management organizations may provide additional revenue streams. The current pool of teams within the league operations also present potential marketing opportunities in the form of the printing of season ticket holders’ ticketing books for each season.

Increase Our Base Of Licensed Products In Order To Develop Additional Marketing Opportunities. We are continuing to search for additional licensing opportunities for products that we believe are attractive to fans that attend CHL events. With the merger with Cragar, for example, we believe that the CHL’s fan base will have an interest in the Cragar line of products that will enable us to engage in an effective marketing campaign for these products.

Continue To Pursue Strategic Acquisitions and Businesses. We have grown our business in part through the strategic acquisition of what we believe are complementary businesses. We intend to continue to evaluate opportunities to selectively acquire companies or lines of business that broaden our market and sales opportunities, although there can be no assurance that we will be successful in identifying other companies or in acquiring them, or that if such acquisitions do occur, we will successfully integrate the operations of the acquired company with our existing operations. Internal growth and development will also continue to be pursued. We will continue to evaluate synergistic business opportunities that fit our current organizational structure and attempt to capitalize on those opportunities when practical. Those efforts include the creation of new subsidiaries and the expansion of current operations.

There can be no assurance that we will be successful in implementing our business strategies. Factors that could impede our ability to achieve our objectives include: our inability to secure new franchisees willing and able to pay the franchise fees associated with a new franchise or to successfully operate a franchise; our inability to secure contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities; the inability to realize benefits from marketing CRAGAR branded products to our existing customer base; the inability to successfully add a sufficient number of contracts for ticket services through GETTIX, and our inability to generate sufficient cash flow or raise additional funds necessary to ensure adequate working capital for our intended operations.

Competition

The CHL principally competes as one of four minor professional hockey leagues in operation in the United States. Head-to-head competition has not typically occurred between the existing leagues, as each league is located in a different geographic region of the United States. However, with recent expansion efforts, these boundaries are beginning to become less defined and leagues are encroaching upon each other’s markets, creating heightened competition. The ECHL (formerly the East Coast Hockey League) operates predominantly along the Eastern and Western U.S. coasts. The American Hockey League is the true farm system for the NHL (National Hockey League) and operates across the continental U.S. without regional or geographical boundaries. The United Hockey League operates in the North Central U.S. Finally, the CHL operates within the Central and Southwestern regions of the U.S.

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

We seek to compete in our core historical sports-related business activities by focusing primarily on small- to mid-sized communities in the central and southwest regions of the United States, including Texas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, Arizona, Ohio, and Tennessee. Given the demographics of these communities, professional sports franchises and other major entertainment providers typically do not play or perform in these communities. As a result, we believe there is a significant demand for reasonably priced professional sporting events and other entertainment offerings that are not typically available to citizens of these communities. By establishing a CHL franchisee in these small- to mid-sized communities, and possibly facilitating the development, construction and operation of a multipurpose event facility, we intend to provide reasonably priced professional sports and other entertainment options to these typically under-served markets, and create additional marketing and licensing business opportunities for our other business lines.

With regard to arena management and development, we compete primarily against some larger management firms, including Global Spectrum (a former subcontractor) and SMG.

With regard to ticketing, we compete primarily against large and established ticketing service firms, such as Ticket Master, as well as against venues and organizations that provide their own internal ticketing services, as well as Tickets.com, Tickets West, and Patron Solutions.

Material Contracts

Joint Operating Agreement

Pursuant to a Joint Operating Agreement dated July 19, 2001, CHL, Inc., the operator of the CHL, a minor professional hockey league with 10 teams then operating in Texas, Oklahoma, Tennessee, Georgia, Kansas, Indiana, North Carolina, and WPHL, Inc., the operator of the WPHL, a minor professional hockey league with 13 teams then operating in Texas, Louisiana, New Mexico, and Mississippi, agreed to operate the leagues jointly under the trade name “Central Hockey League.” The joint operating agreement provides that operations are to be governed by an oversight board consisting of three members, one of whom is designated by CHL, Inc., one of whom is designated by WPHL, Inc., and one of whom is designated jointly. Despite the agreement to operate the leagues jointly, each of WPHL, Inc. and CHL, Inc. remain separate and distinct legal entities and maintain separate books and records. In addition, we own no interest in CHL, Inc.

Net income from hockey operations is defined under the Joint Operating Agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations. Pursuant to the Joint Operating Agreement, net income from hockey operations is allocated to WPHL, Inc. and CHL, Inc. by multiplying net income by a fraction, the numerator of which is the operating revenue (excluding extraordinary revenue) collected from each league’s respective teams, and any expansion team originated by such league, and the denominator of which is the total operating revenue (excluding extraordinary revenue) collected from all teams in both leagues. Accordingly, if each of the 12 teams in the WPHL and the four teams in the CHL generate equal amounts of operating revenue, WPHL, Inc. would be entitled to 12/16ths, or approximately 75%, and CHL, Inc. would be entitled to 4/16ths, or approximately 25%, of net income. If expenses exceed operating revenue in any given period, losses are allocated to WPHL, Inc. and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs. Expansion fees net of costs generated from the grant of new franchises generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

The Joint Operating Agreement also provides that ICC will have the sole and exclusive right to construct arena facilities for participation in the leagues during the term of the agreement.

The Joint Operating Agreement requires the leagues to operate jointly through the completion of 10 seasons of play, but in no event later than May 30, 2011. At the conclusion of the term of this agreement, CHL, Inc. will have an option to purchase all of WPHL, Inc.’s interest in and rights related to the WPHL teams then operating under this agreement, and any other hockey-related assets of WPHL, Inc. The purchase price of the option, which requires written notice to WPHL, Inc. at least 180 days prior to the expiration of the agreement, will be equal to the fair market value of the assets as of the end of the term of the agreement as determined by an independent valuation expert acceptable to WPHL, Inc. and CHL, Inc. If neither party can agree in good faith on the selection of the independent third party business valuation expert, then both parties will propose a firm and these two firms will be used to select an independent valuation expert. If CHL, Inc. exercises the option, the exclusive rights granted to ICC regarding arena facility development will be extended for an additional 10 years, and WPHL, Inc. will be subject to a covenant not to compete with CHL, Inc. for a period of 5 years.

Franchise Agreements with WPHL Franchisees

Franchise Agreements. The WPHL enters into separate franchise agreements with each team. Under a franchise agreement the WPHL grants franchise rights for a ten-year term for a designated area, which may be renewed by the franchisee. The WPHL and each team have continuing rights and obligations, among others, with respect to record keeping, the team’s arena, participation in WPHL management, intellectual property, confidentiality, maintenance of insurance and indemnification. In addition, the franchisee agrees to pay fees to the WPHL and the WPHL agrees to provide the services as summarized below.

Initial Franchise Fees and Costs. Unless an alternative arrangement is made with the WPHL, franchisees currently pay an initial franchise fee of $1,000,000. The WPHL has, in the past, shared a portion of the initial franchise fee with the other WPHL teams, and expects to continue to do so, although the sharing arrangement may be modified. Through a variety of factors, management believes that the value of a WPHL franchise has increased and the WPHL has increased initial franchise fees to maintain a consistent level of quality support for new franchisees.

Continuing Franchise Fees. Upon the execution of a franchise agreement, the WPHL franchisee is responsible for continuing fees payable to the WPHL. CHL franchisees also are responsible for continuing fees payable to the CHL, which fees are shared with the WPHL pursuant to the joint operating agreement between the leagues. References in this annual report to CHL teams or franchisees generally refers to those CHL teams or franchisees that originally comprised the CHL unless the reference is to the combination of the WPHL and the CHL under the terms of the Joint Operating Agreement, which also provides that the combined league is to be known as the Central Hockey League or the CHL. Continuing fees include assessment fees, advertising fees, local marketing expenditures, transfer fees, audit fees and renewal fees, which are described below:

•	Assessment Fees. Assessment fees for WPHL franchisees are $100,000 annually, $10,000 of which represents licensing fees paid to us and $15,000 of which represents payment of officials to referee games. Assessment fees are $90,000 annually for CHL franchisees.

•	Advertising Fees. Advertising fees are 3% of gross team revenues. Fees received from each franchise are pooled together to form an advertising fund from which the proceeds are applied to league promotion. In addition to the monthly advertising fees, each franchise is required to spend a minimum of 1% of revenue on local marketing and promotion. The WPHL has the discretion not to collect the advertising fees and to date has chosen not to collect advertising fees from its franchises, although it retains the right to do so.

•	Transfer Fees. In the event of a transfer of a franchise, a transfer fee in the amount of the greater of $100,000 or 25% of the then-current initial franchise fee is payable to the WPHL. The transfer fee is implemented to cover the WPHL’s administrative and other expenses in connection with the transfer. In addition to the transfer fee, the new franchisee must complete any training programs in effect for current franchisees. All expenses associated with training must be paid by the franchisee.

•	Audit Fees. At any given time, the WPHL may conduct an audit of the books and records of its franchisees. If the audit discloses an understatement of any of the aforementioned fees of 3% or more, the franchisee is required to pay the understated amount, the out of pocket expenses (including accountants’ and attorneys’ fees) incurred by the WPHL, and any other fees relating to the audit.

•	Renewal Fees. Franchise agreements have a duration of ten years. To continue a franchise at the end of this period for an additional ten year term, franchisees are required to pay a renewal fee equal to the greater of the original initial franchise fee paid, or 25% of the then-current initial franchise fee.

Franchise Services. The WPHL provides the following services to WPHL teams:

•	Ticket Sales. The most significant stream of revenue for a team is derived from the generation of ticket sales. As a result, the WPHL employs a staff with extensive ticket operations experience in the hockey industry to advise teams how to maximize ticket sales. The WPHL develops and supplies each team with ticket operations manuals and on-site and league-wide office hiring/staff training, and assists teams in implementing this training.

•	Marketing. Name recognition and team promotion is essential to the development and success of the WPHL’s teams. The WPHL assists each team with corporate sales and marketing, league licensing and merchandising, sponsorship recruitment, and game night entertainment packages. The WPHL provides marketing manuals, operational guideline handbooks, and design concepts for the creation of uniforms and team logos.

•	Hockey Operations. The WPHL assists each team in the selection of skilled hockey players, as well as the retention and training of hockey coaches, trainers, and equipment managers. The WPHL provides each team with a player personnel manual, which contains information collected from seven WPHL scouts, including player’s evaluations and statistics from over twenty leagues throughout North America. The WPHL hosts annual expansion drafts for new teams, collects and distributes information concerning hockey operations guidelines and regulations, and provides an officiating staff for all preseason, regular season, and playoff season games. The WPHL hires, trains, schedules and supervises all facets of game officiating, including the employment of in excess of 50 full and part-time officials. The WPHL also provides for a facilities manager advisory counsel, comprised of each team’s facilities manager, to discuss issues of each team related to facilities management.

•	Media. The WPHL assists teams in developing public awareness through a variety of methods. The WPHL coordinates all local and national press information, as it relates to the league; maintains an Internet website and assists teams in the development of their individual sites; develops schedules for all preseason, regular season, and play-off games; and responds to media and fan inquiries. We intend to further develop our media assistance to teams.

•	Contracting and Negotiating. The WPHL provides teams with services such as ice equipment supply, food and beverage service contracts and arena lease negotiations. The WPHL also assists teams with United States immigration policies to the extent that such policies pertain to the retention of hockey players.

•	Rulemaking and Administrative. The WPHL personnel attend the pre-season training camps of teams, during which time they meet with coaches and players to review rule changes, the established substance abuse policy and hockey-related issues. The WPHL personnel also attend the All-Star game held in January and selected playoff games. The WPHL also provides training programs for goal judges, timekeepers and other officials.

•	Training and Conferences. The WPHL provides the following training and conferences to franchisees:

•	Initial Training. The WPHL’s executive management team provides each newly established franchise with a three-day initial training program. The WPHL hosts the training seminars at their Phoenix headquarters for the team’s chief operating officer and up to three managerial employees. The fifteen-hour training schedule includes topics such as ticketing and sales, marketing, promotions, public relations, player and personnel issues, and merchandising and licensing. The WPHL does not incur any out-of-pocket expenses for the trainees in connection with the training program, as all transportation costs, living expenses and wages are the team’s responsibility.

•	Yearly Conferences. The WPHL conducts a yearly conference for all teams and their staffs. The weeklong conference highlights various issues relating to ticketing operations, marketing, corporate sales, merchandising, hockey operations, public relations and media services, human resources, accounting, and general franchise development. The conferences are an important factor in improving intra-league relations, as franchisees are able to discuss hockey and business related issues with peer teams. The conferences include guest speakers, workshops on topics such as revenue generation through corporate sponsorship, marketing, ticket sales, and accounting and tax issues.

Software and Services

Pursuant to an agreement dated April 21, 2005 between GETTIX and Paciolan, Inc, Paciolan will provide GETTIX a ticketing software system and related training and support through December 31, 2010. Under this agreement GETTIX is required to make certain minimum payments as described in Note 8, Commitments and Contingencies, of the accompanying financial statements.

Intellectual Property

Cragar licensees market CRAGAR custom wheels and products under a variety of brand names designed to capitalize on its reputation and brand recognition. Cragar has the following trademarks: CRAGAR XLS, Keystone Klassic, Legacy, CRAGAR Lite, Star Wire, TRU=CRUISER, Street Pro, S/S, The Wheel People, TRU=SPOKE, and the CRAGAR name. Cragar also owns the rights to certain design and other patents and relies on trade secrets and proprietary expertise. Cragar has historically sought to protect these rights, in part, through confidentiality and proprietary information agreements. As part of their licensing agreements, they have licensed their intellectual property including, designs, trade names, and patents, while retaining ownership of the intellectual property. The licensing partners are required to maintain the confidentiality of the CRAGAR intellectual property, including any designs, trade names, and patents. We also own trademarks for the following: Global Entertainment and Design, We Play Hockey Loud, Proud to be Loud, and Grades for Blades. There can be no assurance that our intellectual property rights will preclude competitors from designing competitive products, that the proprietary information or confidentiality agreements with their licensing partners and others will not be breached or infringed, that they would have adequate remedies for any breach or infringement, or that their trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, although there are controls within the licensing agreements, there is no assurance that actions taken by Cragar’s licensing partners or others will not lead to a decrease in the value of our intellectual property.

Employees

As of May 31, 2005, we had 38 full-time employees and 72 seasonal employees. Management believes that the relationship with our employees is good. None of our employees are represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY

We lease 8,453 square feet of office space for our Phoenix, Arizona headquarters pursuant to a four-year lease expiring in June 2007. Monthly lease payments were $9,100 and $11,116 for the first and second years of the lease, respectively and will be $11,975 for the third and fourth years of the lease. We believe that this facility is sufficient for our current and planned operations. We do not own or lease any other properties.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our arena development and management business, we incur ancillary exposure to the general public. As with all such facilities there exists a degree of risk that fans or building guests may be accidentally injured. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

Global is a defendant in a lawsuit filed by an employee of one of the CHL franchises for alleged breach of contract arising out of a dispute over medical claims related to an injury sustained during a CHL game. The suit asks for unspecified actual damages. The suit is pending in Nueces County Court, Nueces County Texas, and was initiated on April 4, 2004. In addition to Global, WD Sports is named as a defendant in the suit. We believe the suit is without merit and we intend to vigorously defend it. We have not yet determined whether our insurance would cover any potential liability arising from this suit.

Global is a plaintiff in a lawsuit filed against a current franchisee. The suit asks for a ruling on the interpretation of the protected territory clause of the license agreement. Subsequent to our action, the franchisee filed a separate claim for unspecified damages for alleged breach of the protected territory clause of the licensing agreement. These suits were filed in August 2005 and are pending in Maricopa County Superior Court, Maricopa County, Arizona.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock began trading on the OTC Bulletin board on June 7, 2004 under the symbol GECO.

As of August 12, 2005, there were 344 holders of record of Global Entertainment’s common stock.

The following schedule contains the high and low closing sales prices of our common stock, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

June 7, 2004 - August 31, 2004	September 1, 2004 - November 30, 2004	December 1, 2004 - February 28, 2005	March 1, 2005 - May 31, 2005
$3.50 - $5.00	$4.75 - $6.50	$4.90 - $6.00	$5.00 - $6.25

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. In addition, our bank credit facility restricts our ability to pay dividends. Our current policy is to retain any earnings to finance operations and expansion of our business.

The following schedule contains information related to our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	649,983	$4.69	160,477

Equity compensation plans not approved by security holders	—	—	—

Total	649,983	$4.69	160,477

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is Management’s Discussion and Analysis of certain significant factors affecting the Company’s financial condition, changes in financial condition, and results of operations during the last two fiscal years.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis is based on Global Entertainment’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

LICENSING AND ADVERTISING FEES: Pursuant to the terms of the Joint Operating Agreement (“JOA”), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 12 teams from the WPHL pay an extra $10,000 annually to cover our costs. The fees are recognized ratably over the year. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized based on the terms of the agreement in accordance with GAAP. Cragar owns the exclusive right to sell market and promote the CRAGAR brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of licensed products.

PROJECT MANAGEMENT FEES: ICC receives design and build contract revenue from various municipalities in connection with the construction of municipal venues. This is recognized as revenue ratably over the duration of the contracts. We have entered into several construction-project supervisory contracts. The revenue from these contracts is recognized ratably over the duration of the contract. Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. Direct costs include, among other things, direct labor, field labor, equipment rental, subcontract costs, direct materials and direct overhead costs. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. At such time the Company estimates a contract loss, the entire loss is recognized in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.

TICKET SERVICE FEES: GETTIX is a ticketing agent with various venues, theatres, event centers, and private entities requiring services to fulfill orders to ticketed events. Revenues are generated from the fees charged for processing ticket orders and are recognized upon completion of the sale.

Allowance for Doubtful Accounts. Global Entertainment provides for potential un-collectible trade and miscellaneous receivables based on specific credit information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased delinquencies.

Impairment of Goodwill. Global Entertainment’s goodwill assets totaled $4,061,466 as of May 31, 2005. Goodwill is tested for impairment on at least an annual basis and would be written down if the carrying value were deemed impaired. Global Entertainment recorded this goodwill in relation to its acquisition primarily of Cragar and also ICC. This goodwill is subject to the provisions of SFAS No. 142 and accordingly, is not being amortized. If economic conditions were to change, this could cause an impairment of the carrying value of the goodwill, which would require a charge to earnings.

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

Percentage of Completion: The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our financial statements. A number of internal and external factors affect our percentage-of-completion estimates, including labor rate and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our financial statements.

Results of Operations

Selected Financial Data

Statement of Operations Data:

	For the Years Ended May 31,
	2005	2004
Revenues
Licensing and advertising fees	$2,941,500	$2,402,332
Franchise fees	2,970,000	1,235,000
Project management fees	7,330,672	1,556,576
Ticket service fees	170,316	—
Other revenue	60,796	58,788

	13,473,284	5,252,696

Operating Costs
Cost of revenues	7,741,310	1,589,978
General and administrative costs	4,829,721	2,818,958

	12,571,031	4,408,936

Income from Operations	902,253	843,760

Other Income (Expense)
Interest income	202	6,220
Interest expense	(15,694)	(2,009)

	(15,492)	4,211

Income before income taxes	886,761	847,971

Income Tax Expense	(451,000)	—

Net Income	$435,761	$847,971

Income Per Share - basic	$0.08	$0.20

Weighted average shares outstanding - basic	5,343,786	4,320,948

Income Per Share - diluted	$0.08	$0.20

Weighted average shares outstanding - diluted	5,526,044	4,320,948

The following table sets forth Statement of Operations data expressed as a percentage of revenue for the periods indicated:

	For the years ended May 31,
	2005	2004
Revenues	100%	100%
Cost of revenues	57%	30%
General and administrative expenses	36%	54%
Income from operations	7%	16%
Interest income	0%	0%
Interest expense	0%	0%
Net income	3%	16%

Revenues: Total revenues increased $8,220,588 from $5,252,696 for the fiscal year ended May 31, 2004 (“2004”) to $13,473,284 for the fiscal year ended May 31, 2005 (“2005”). The largest portion of this 157% increase is attributable to ICC project management revenues which increased by $4,389,096. The increase in project management revenue relates to the current project management agreement with the City of Youngstown, Ohio for the construction of the Youngstown Convocation Center. ICC is now in the design and build portion of the agreement. We anticipate this facility will be completed in October 2005. At the present time, ICC is also engaged as the Project Manager for the construction of the Rio Rancho Events Center in Rio Rancho, New Mexico. ICC is now in the design and build portion of the agreement and we anticipate this project will continue throughout fiscal year 2006. ICC’s revenues represented 44.1% of our total revenue for the year ended May 31, 2005, compared to 30.0% of our total revenue for the year ended May 31, 2004. It is difficult to predict ICC’s future revenue contribution, as it is in turn related to large and non-regularly recurring arena projects that are difficult to predict.

Licensing and Advertising revenues increased $539,168 during the 2005 fiscal year predominantly due to the addition of Cragar revenues after the merger in March 2004. GEMS also negotiated an agreement for the final payment of commissions for the Larimer County, Colorado Fair Grounds of $200,000. We reached an agreement with the facility owners for future commissions and discounted those future amounts for one final payment. Prior to this agreement, such revenues would not have been recognized until the period in which payments on completed contracts would have been billed by Larimer County Fair Grounds. As a result of this agreement, we are now released from future administrative obligations for servicing those contracts.

Franchise fees increased from the previous year due to two franchise sales in 2005, as compared to one franchise sale in 2004. We realized $2,000,000 in aggregate revenue from franchise sales in Youngstown, Ohio and Broomfield, Colorado. Also, included in franchise revenue are amounts received as part of the transfer of the San Angelo franchise to Prescott Valley, Arizona, of which our portion amounted to approximately $550,000. These WPHL member teams are expected to play in the 2006-2007 hockey season. Revenue, if any, from new franchise fees or from the transfer fees or relocation fees of franchises in any fiscal year or interim period is unpredictable.

Net ticketing service revenue totaled $170,316 for the year ended May 31, 2005. There were no revenues from ticketing services earned in the prior fiscal year as GETTIX began formal operations in September 2004. Prior to September 2004, GETTIX only incurred startup expenses.

Other Revenue: Other revenue increased 3% to $60,796 for the fiscal year ended 2005 from $58,788 for the fiscal year ended 2004. During the year ended May 31, 2005 we completed a special advertising contract with a sponsor for selected hockey markets for the CHL. It is not anticipated that similar contracts will be obtained in the future.

Cost of Revenues: Cost of revenues for fiscal year 2005 increased by 387% to $7,741,310 compared to cost of revenues for fiscal year 2004, of $1,589,978. This increase in cost of revenues was primarily attributed to the increased costs associated with the Project Management contracts for Youngstown, Ohio and Rio Rancho, New Mexico.

General and administrative expenses: General and administrative expenses for fiscal year 2005 increased by 71% to $4,829,721, compared to $2,818,958 for fiscal year 2004. This increase resulted from $777,502 in expenses associated with the formation, start up, and operations of GETTIX and $833,201 of expenses associated with general corporate expansion and increased overhead to meet additional staffing needs and marketing activities. Finally, expenditures related to Cragar increased $400,060 compared to prior year as we did not acquire Cragar until March 2004.

Income from operations: Income from operations for fiscal year 2005 increased by 7% to $902,253, compared to income from operations for fiscal year 2004 of $843,760. This increase was due in part to the final payment of GEMS commissions for the Larimer County, Colorado Fair Grounds of $200,000. Income was also increased as a result of two franchise sales in 2005, as compared to one franchise sale in 2004. The increases to income from operations noted above were somewhat offset by expenses associated with the formation, startup and operations of GETTIX.

Interest Income, Expense, and Other Income: These items remain insignificant in relation to revenues during the year. We incurred interest expense of $15,694 for fiscal year 2005 primarily as a result of our borrowings under our bank credit facility, which we entered into in November, 2004.

Net Income: Net income for the fiscal year 2005 decreased 49% to $436,761 compared to net income for the fiscal year 2004, of $847,971. Decrease in Net Income was affected by income tax expense of $451,000. We had no income tax expense in fiscal 2004 due to the utilization of net operating losses incurred in prior years.

Liquidity and Capital Resources

Our primary source of operating capital in fiscal year 2005 was from CHL league assessments and also our revolving credit facility (described below). Since there is no assurance that Global Entertainment will be able to supplement its operating capital through franchise fees or service fees from our GETTIX operation, Global Entertainment must generate sufficient levels of cash from its operations to meet its working capital needs or rely on equity or debt financing to supplement potential shortfalls in cash.

During the period, we entered into a $1,000,000 revolving credit facility with a commercial lender. We have used and expect to continue to use this facility as our working capital needs exceed cash flow from operations. This credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar’s trademark portfolio and a pledge of Cragar’s capital stock. The facility bears interest at the lender’s prime rate, plus 1%. As of May 31, 2005, there was no outstanding balance on this facility. We have a borrowing capacity of $925,000 as a result of an outstanding $75,000 letter of credit in favor of the City of Rio Rancho. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a maximum leverage ratio (total liabilities compared to earnings before interest, taxes and depreciation and amortization) of not more than 2.5 to 1.0 for each quarter. We must maintain a $0 balance for a consecutive 30 day period during the term of the facility. Effective May 31, 2005 our lender agreed to restate our leverage covenant as a ratio of funded senior debt to earnings before interest, taxes and depreciation and amortization of not more than 2.0 to 1.0 in place of the original measurement of total liabilities to earnings before interest, taxes and depreciation and amortization. As of May 31, 2005 we were in compliance with these covenants. The facility will mature on November 19, 2005. We are negotiating a renewal and an increase in this credit facility on or before the maturity date, but there is no assurance that we will obtain either a renewal or an increase in the facility. In the event that this credit facility were to prove insufficient, or in the event that we are unable to continue borrowing under it, we likely would be required to obtain additional equity or debt financing, and the terms of such financing, if it is available at all, may be dilutive to existing stockholders and may be unfavorable to us in other respects. In that case, our financial condition and ability to continue operations could be materially and adversely affected.

At May 31, 2005, we had current assets totaling $4,562,838, compared to current liabilities totaling $3,120,773.

For the fiscal year ended May 31, 2005, cash provided by operating activities totaled $617,498 compared to $426,523 for the fiscal year ended May 31, 2004. The increase in cash provided by operations was primarily due to our ability to effectively control disbursements related to trade payables, as well as increases in accrued liabilities, and deferred revenues. In aggregate these balances increased $1,901,796 during the year ended May 31, 2005, compared to an increase of $756,502 during the year ended May 31, 2004. These amounts were offset by an increase in receivables during the years ended May 31, 2005 and 2004 of $2,084,743 and $1,307,582 respectively. Cash used in investing activities was $185,279 for the fiscal year ended May 31, 2005 compared to cash used investing activities of $420,447 for the year ended May 31, 2004. Cash used in investing activities for the year ended May 31, 2005 relates mostly to the purchase of capital equipment and furniture related to the startup operation of GETTIX. The decrease in cash used in investing activities from prior year is primarily due to the payment and related costs associated with the registration of Global Entertainment’s securities in prior year. Cash used in financing activities was $165,833 million for the fiscal year ended May 31, 2005 compared to cash provided by financing activities of $196,930 for the year ended May 31, 2004. This decrease is primarily attributable to the repayment of a debt incurred in conjunction with the merger of Cragar.

Management believes there will be sufficient cash to fund operations for the next 12 months. Even so, management continues to contemplate alternatives to enable us to fund continuing operations should unforeseen events cause us to have insufficient cash to support operations. If we experience negative working capital, any inability to obtain additional cash as needed, could have a material adverse effect on our financial position and results of operations.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No. 29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123. See Note 1—Summary of Significant Accounting Policies and Use of Estimates in the accompanying consolidated financial statements for disclosure information regarding Proforma stock option expense.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

Factors That May Affect Future Results

The following risks and uncertainties could affect our future results of operations, financial condition and the market value of our common stock.

We have a limited operating history, which makes it difficult to determine future results.

Our short operating history makes it difficult to assess our future results of operations and to determine if we will ultimately succeed or remain profitable. There are many events and factors that could materially and adversely affect us, over some of which we have limited or no control, including:

•	the inability to obtain capital at times and in amounts necessary to support our operations and intended growth;

•	the inability to develop and expand our design, management and construction business;

•	the inability to attract and retain franchisees for the minor professional hockey league we operate and manage;

•	the inability of minor professional hockey league franchisees to attract and retain the interest of the public in the markets served by the franchisees;

•	competition from other hockey leagues;

•	competition from alternative forms of sports and entertainment outside the hockey industry; and

•	the inability to develop and grow a customer base for our ticketing services.

There can be no assurance that we will remain viable or that we will continue our operations for any length of time.

We intend to expand our business and may not survive if this strategy is unsuccessful.

We intend to expand the number of professional minor league hockey franchisees and increase the number of arenas we develop and manage. There can be no assurance that we will have available sources of funds or personnel necessary to achieve rapid or sustained growth or that we will succeed in identifying and securing desirable franchisees and markets for expansion of the CHL or new facilities and business opportunities available to expand our business. Even if we are able to expand our business and operations, we may not be able to manage this growth successfully. Any successful growth will require us to continue to implement and improve our financial, accounting, and management information systems and to hire, train, motivate, and manage additional employees. A failure to manage growth effectively would have a material adverse effect on our business, financial condition, and results of operations, and on our ability to execute our business strategy successfully.

Our business depends on the survival and financial success of the CHL and its franchisees.

The minor league hockey industry in which we conduct business is unproven and subject to significant competition from other sports and entertainment alternatives as well as both the National Hockey League and its minor league hockey system, the American Hockey League, and other independent minor hockey leagues. Even franchisees of the National Hockey League, which is the largest professional hockey league with the greatest attendance, have struggled to remain financially viable, and the level of fan interest following the NHL’s prolonged player strike which canceled all of last season is unknown. We may also suffer decreased interest as the NHL resumes a playing schedule, as interest in the NHL could detract form CHL franchises. A significant portion of our revenues result from payments made by franchisees. If the CHL is unable to attract new franchisees, or if existing franchisees are not able to make the continuing payments required by their franchise agreements, we may not be able to survive. There can be no assurance that any payments will be made by new or current franchisees.

Further, the CHL players do not now belong to a single union and neither Global Entertainment, the CHL, nor any franchisee is a party to a collective bargaining agreement with the players. There can be no assurance that the players will not at some date form a union or require Global Entertainment, the CHL, or a franchisee to enter into a collective bargaining agreement.

If CHL, Inc. exercises its option to purchase all of WPHL, Inc.’s interests in and rights related to WPHL teams upon expiration of the joint operating agreement, a current primary source of revenue would be eliminated.

Pursuant to the joint operating agreement between CHL, Inc. and WPHL, Inc., CHL, Inc. has the option to purchase, upon expiration of the joint operating agreement on May 30, 2011, all of WPHL, Inc.’s interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL, provided that the CHL, Inc. exercises this option within 180 days prior to the expiration of this agreement and pays the purchase price by June 15, 2011. Although our strategy is to increase revenue from its arena development and marketing and licensing businesses, the exercise of this option by CHL, Inc. would eliminate a current primary source of revenue. Even though the sale of WPHL, Inc.’s interests in the league would provide a source of additional capital to us, there can be no assurance that we will be able to increase revenue from its other businesses to offset the loss of revenue associated with a sale pursuant to exercise of this option. If CHL, Inc. exercises its option to purchase all of WPHL, Inc.’s interests in and rights related to WPHL teams upon expiration of the joint operating agreement, a current primary source of revenue would be eliminated.

We depend on the addition and continued survival of a critical number of CHL franchisees in order to remain profitable.

We depend on a critical mass of franchisees to capture the economies of scale inherent in the CHL’s operations and to facilitate intra-league play. There can be no assurance that CHL franchisees will not default under their franchise agreements or that we will be able to attract successful new franchisees. We anticipate that expansion of the CHL will be difficult because of the high capital costs of franchises, competitive pressures from sports leagues and entertainment providers both within and outside of the markets where we currently operate, and the lack of arenas for new franchisees.

The high cost of obtaining a CHL franchise makes it difficult for us to attract new franchisees, which negatively affects our revenues.

We estimate the total costs to a franchisee of acquiring a franchise and commencing its operations in the CHL range from $1.3 million to $3.4 million. The high cost of obtaining a franchise makes it difficult for us to attract new franchisees. We generated approximately 22% of our revenues in the fiscal year ended May 31, 2005 from payments by new franchisees. An additional 12% of our revenues for the same fiscal year was attributable to payments by existing franchisees. As a result, the inability to attract new franchisees and retain existing franchisees will have a significant negative impact on our revenues and profitability.

We compete against other professional hockey leagues as well as a growing number of other entertainment alternatives and our financial results depend on continued fan support.

The CHL is currently one of four minor professional hockey leagues in operation in the United States. Head-to-head competition has not typically occurred between the existing leagues, as each league has historically operated in a different geographic region of the United States. However, with recent expansion efforts of these leagues, the boundaries are beginning to become less defined and leagues are encroaching upon each other’s markets, creating heightened competition.

We not only compete against other minor professional hockey leagues but also against other professional sports and entertainment of all different types and mediums. For example, we compete with alternative entertainment venues located within our small- to mid-size markets, such as bowling alleys, movie theaters, other sports events, and diverse amusement facilities. In addition, hockey is a relatively new and unfamiliar sport in many of the markets where the CHL operates. As a result, many of the CHL’s teams have had difficulty building and maintaining a dedicated fan base. There can be no assurance that such teams will be able to maintain or increase their fan bases or, if the CHL expands, that its new teams will be able to build such a fan base. Our success depends on the CHL’s ability to generate and sustain fan interest. Absent a substantial and dedicated fan base, Global Entertainment and the CHL may not be able to survive. We also experience significant competition in our arena management and ticketing businesses, primarily from much larger, better financed and more recognized companies.

A significant portion of our cash flow is generated from June 15 through September 15 each year. The seasonality of the CHL’s revenues may make it difficult for us to meet current and future obligations that have payment dates or schedules that do not correspond to the seasonality of its cash flow.

Our experience in the arena development, construction, and management industry and the ticketing industry may limit our ability to succeed.

We acquired International Coliseums Company in November 2000. Prior to that time, we were engaged exclusively in the minor league hockey industry and had no prior experience in the development, construction, and management of arenas. We also have no prior experience in the ticketing business. Because of our recently acquired experience in the development, construction, and management of arenas and in the ticketing industry and as a result of the short time since we acquired ICC and started up our ticketing business, it is difficult to determine whether we will be able to successfully manage these businesses and compete in these industries.

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

Our business depends on its ability to maintain certain key individuals and to attract and retain additional qualified and competent personnel. The loss of the services of Richard Kozuback, the President of Global Entertainment and Chairman of the WPHL, or other key officers and directors, could have a material adverse effect on Global Entertainment’s ability to conduct its business effectively.

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

We are subject to regulation by the Federal Trade Commission, or FTC, and state laws that regulate the offer and sale of franchises, as well as state laws that regulate substantive aspects of the franchisor/franchisee relationship. The FTC’s rules on franchising require us to furnish prospective franchisees a franchise offering circular containing information prescribed by the FTC rules. At least 15 states presently regulate the offer and sale of franchises and generally require registration of the franchise offering with state authorities. Our failure to comply with these rules could result in substantial penalties and damages.

Our development and management of public venues may expose us to litigation.

Our participation in the development, operation, and management of multipurpose sports and entertainment arenas attended by the public may expose us to additional exposure from litigation arising from the use of such facilities by the public. As a result of directly developing, operating, and managing these facilities, we maintain comprehensive general liability insurance to protect us against the risk of loss, there can be no assurance that we will not be a target in any potential litigation seeking substantial damages.

We are a relatively small early stage company and if we do not grow rapidly and obtain additional capital, we may not succeed.

We have a relatively short operating history, limited assets and stockholders’ equity, and will likely require additional capital to continue to grow and possibly to survive. The arena development industry, in particular, is capital intensive and requires that we obtain additional working capital and additional funds to support our operations. Unless we can generate sufficient levels of cash from our operations, which we may not be able to achieve for the foreseeable future, we will continue to rely on equity financing and long-term debt to meet our cash requirements. There is no assurance that we will be able to maintain financing on acceptable terms or at all. Furthermore, insufficient capital may require us to delay or scale back anticipated future activities. In addition, if additional capital is raised through equity-related financing, it could result in dilution to the ownership interests of existing stockholders.

Cragar’s business strategy may not succeed.

From December 1992 through the first nine months of 1999, Cragar designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. Cragar sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order companies. After reassessing its business strategy, Cragar entered into three licensing agreements whereby other companies now develop, design, engineer, manufacture, sell, and distribute Cragar’s automotive wheel-related products in exchange for royalties based on net sales of the licensed products. As a result, the revenue and operating results in our Cragar business depend substantially on the efforts and success of third-party licensees. Because the amount of royalties payable to us is determined by the net sales of those products by licensees, revenues are subject to the licensees’ ability to generate substantial net sales and deliver a high quality product on a timely basis to customers. In addition, because these licensees’ primary fiduciary obligations are to their own stockholders rather than our stockholders, they may make decisions or take steps that would result in lower royalty payments. If the licensees do not meet their obligations under their respective licensing agreements, our primary remedy is to terminate the license agreement. This remedy is only effective if we can identify and secure other capable licensees to market and produce the affected products.

The Cragar business may be unable to support manufacturing, marketing, sale, and distribution if any of its license agreements are terminated.

If any of our Cragar business licensees terminate their license agreements or we terminate the license agreements for any reason, we may be forced to incur the cost of manufacturing, marketing, selling, and distributing the licensed products without the financial resources and distribution capabilities of our licensees. In the alternative, we would be forced to possibly secure one or more other licensees capable of manufacturing, marketing, selling, and distributing the licensed products on our behalf and paying any royalties based on the net sales of those products. There can be no assurance that we would be able to secure other licensees if one or more of the license agreements is terminated.

The extension of Cragar’s brand names to other products may not be successful.

The Cragar business strategy is to attempt to extend the CRAGAR brand names to new products developed by its licensees as well as to non-wheel related products within the automotive aftermarket industry. Cragar regarded this extension of its brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenue. There can be no assurance that Cragar’s licensees or Cragar will ever be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on our financial results.

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

We own the rights to certain trademarks, rely on trade secrets and proprietary information, technology, and know-how related to the Cragar business, and seek to protect this information through agreements with former employees and vendors. We cannot provide any assurances that our intellectual property will preclude our competitors from designing competitive products, that proprietary information or confidentiality agreements with licensees, former employees, and others will not be breached, that rights will not be infringed, that we would have adequate remedies for any breach or infringement, or that our trade secrets will not otherwise become known to or independently developed by our competitors.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

Global Entertainment Corporation and Subsidiaries

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Global Entertainment Corporation and subsidiaries as of May 31, 2005, and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Corporation and subsidiaries at May 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Semple & Cooper, LLP

Phoenix, Arizona

July 29, 2005

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31, 2005	May 31, 2004
Current Assets:
Cash and cash equivalents	$750,159	$483,773
Accounts receivable - trade, net	3,660,030	1,548,685
Accounts receivable - miscellaneous	37,873	154,450
Prepaid expenses	106,776	40,777
Deferred income tax asset	8,000	—

Total Current Assets	4,562,838	2,227,685

Property and Equipment, net	167,328	45,385

Intangible Assets, net	41,207	57,064

Goodwill, net	4,061,466	4,056,506

Deferred Income Tax Asset, net	—	246,000

Non-marketable Securities	78,489	78,489

Miscellaneous Assets	102,475	8,500

Total Assets	$9,013,803	$6,719,629

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31, 2005	May 31, 2004
Current Liabilities:
Notes payable - related party	—	183,333
Accounts payable	1,558,771	696,658
Accounts payable - related party	13,252	16,291
Accrued liabilities	1,127,400	653,571
Deferred revenues - current portion	421,350	521,860

Total Current Liabilities	3,120,773	2,071,713

Deferred revenues	669,403	—
Deferred income tax liability	68,000	—

Total Liabilities	3,858,176	2,071,713

Stockholders’ Equity:
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.001 par value; 50,000,000 shares authorized; 5,345,738 shares issued and outstanding as of May 31, 2005 and 5,338,238 as of May 31, 2004	5,346	5,338
Paid-in capital	5,053,098	4,981,156
Accumulated earnings/(deficit)	97,183	(338,578)

Total Stockholders’ Equity	5,155,627	4,647,916

Total Liabilities and Stockholders’ Equity	$9,013,803	$6,719,629

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2005	2004
Revenues
Licensing and advertising fees	$2,941,500	$2,402,332
Franchise fees	2,970,000	1,235,000
Project management fees	7,330,672	1,556,576
Ticket service fees	170,316	—
Other revenue	60,796	58,788

	13,473,284	5,252,696

Operating Costs
Cost of revenues	7,741,310	1,589,978
General and administrative costs	4,829,721	2,818,958

	12,571,031	4,408,936

Income from Operations	902,253	843,760

Other Income (Expense)
Interest income	202	6,220
Interest expense	(15,694)	(2,009)

	(15,492)	4,211

Income before income taxes	886,761	847,971
Income Tax Expense	(451,000)	—

Net Income	$435,761	$847,971

Income Per Share - basic	$0.08	$0.20

Weighted average common shares outstanding - basic	5,343,786	4,320,948

Income Per Share - diluted	$0.08	$0.20

Weighted average common shares outstanding - diluted	5,526,044	4,320,948

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Earnings / (Deficit)	Total
	Shares	Amount
Balance at May 31, 2003	4,068,115	$4,068	$1,583,970	$(1,186,549)	$401,489
Issuance of common stock for merger, net of registration costs of $311,946	815,308	815	2,093,307	—	2,094,122
Issuance of common stock for repayment of debt	444,815	445	1,265,055	—	1,265,500
Options issued for services	—	—	10,800	—	10,800
Purchase of fractional shares	—	—	(416)	—	(416)
Issuance of common stock for services	10,000	10	28,440	—	28,450
Net income for year ended May 31, 2004	—	—	—	847,971	847,971

Balance at May 31, 2004	5,338,238	5,338	4,981,156	(338,578)	4,647,916
Options issued for services	—	—	43,200	—	43,200
Issuance of common stock for services	2,500	3	11,247	—	11,250
Exercise of options	5,000	5	17,495	—	17,500
Net income for year ended May 31, 2005	—	—	—	435,761	435,761

Balance at May 31, 2005	5,345,738	$5,346	$5,053,098	$97,183	$5,155,627

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2005	2004
Cash flows from operating activities:
Net income	$435,761	$847,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,233	27,312
Deferred income taxes	306,000	—
Issuance of stock and options for services	54,450	28,450
Note receivable written off to bad debt	—	40,000
Net current assets received in merger	—	120,645
Changes in Assets and Liabilities:
Accounts receivable
- trade	(2,111,345)	(1,306,027)
- miscellaneous	26,602	(1,555)
Prepaid Expenses	(65,999)	(40,275)
Miscellaneous assets	(4,000)	(1,500)
Accounts payable
- trade	862,113	436,163
- related party	(3,039)	16,291
Accrued liabilities	473,829	(90,951)
Accrued salaries	—	(45,000)
Deferred revenues	568,893	394,999

Net cash provided by operating activities:	617,498	426,523

Cash flows from investing activities:
Purchase of fixed assets	(177,057)	(54,238)
Proceeds from sale of fixed assets	—	5,619
Purchase of patents and trademarks	(3,262)	(1,447)
Payments for registration of securities	—	(311,946)
Increase in goodwill	(4,960)	(58,435)

Net cash used in investing activities:	(185,279)	(420,447)

Cash flows from financing activities:
Proceeds from debt	990,000	—
Repayment of debt	(990,000)	(22,206)
Repayment of debt - related party	(183,333)	(31,417)
Stock options exercised	17,500	—
Cash received in acquisition	—	250,553

Net cash provided by (used in) financing activities:	(165,833)	196,930

Net increase in cash and cash equivalents:	266,386	203,006

Cash and cash equivalents, beginning of period:	483,773	280,767

Cash and cash equivalents, end of period:	$750,159	$483,773

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended May 31,
	2005	2004
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$15,694	$2,009

Cash paid during the year for income taxes	$8,257	$—

Non-Cash Investing and Finance Activities
Note payable issued for services related to merger	$—	$200,000

Stock issued for services	$11,250	$28,450

Loan receivable written off to bad debt	$—	$40,000

Stock issued for repayment of debt	$—	$1,265,500

Options issued as payment for services	$43,200	$10,800

Non-marketable securities received in merger	$—	$78,489

Fixed assets received in merger	$—	$2,944

Goodwill received in merger	$—	$3,218,521

Notes payable assumed in merger	$—	$1,265,500

Stock and options issued in merger	$—	$2,155,099

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates

Description of the Company

Global Entertainment Corporation (referred to in this annual report as “we,” “us”, “Global” or “GEC”) is an integrated event and entertainment company focused on small to mid-size communities, that is engaged, through its six wholly owned subsidiaries, in sports management, arena and supporting real estate development, venue management and licensing, ticketing and marketing.

The Company through its wholly owned subsidiary, Western Professional Hockey League Inc., is the operator of the Western Professional Hockey League (“WPHL”), a minor league professional hockey organization, and is the licensor of the independently owned hockey teams which participate in the league. Effective June 1, 2001, Global, on behalf of the WPHL negotiated and signed a ten (10) year Joint Operating Agreement (“JOA”) with the Central Hockey League (“CHL”). The effect of the JOA is that the two leagues had their respective teams join together and operate under the Central Hockey League name. At the end of the 2011 hockey season, the CHL may exercise a purchase option granted in the JOA.

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

The WPHL is a structured franchised sports league, which includes competing teams located in cities in Texas, Louisiana, New Mexico, Mississippi, Oklahoma, Kansas, Colorado, Ohio, and Arizona. There were 17 teams competing in the 2004-05 season, 12 teams from the WPHL and 5 teams from the CHL.

In addition, the Company, through its wholly owned subsidiary, International Coliseums Company (“ICC”), is working with various governmental and private entities to develop event facilities (multi-use arenas) in numerous municipalities.

During the year ended May 31, 2002, the Company formed Global Entertainment Marketing Systems (“GEMS”). GEMS was formed for the purpose of promoting, marketing and selling various revenue streams created by the development and operation of multipurpose arenas in small to mid-sized communities throughout the United States.

During the year ended May 31, 2003, the Company formed a new wholly owned subsidiary, Global Entertainment Acquisition Corporation (“GEAC”). GEAC was formed for the purpose of merging with and into Cragar Industries, Inc.

The Company, through its wholly owned subsidiary, Cragar Industries, Inc. (“Cragar”), is the licensor of the name brand CRAGAR. Cragar licenses its trademark to manufacture, sell, and distribute certain lines of wheels, related accessories, and automotive aftermarkets.

During the year ended May 31, 2004, the Company formed a wholly owned subsidiary, Global Entertainment Ticketing, Inc. (“GETTIX”). GETTIX was formed as a complete ticketing solution for any venue, arena, theatre, or event, which may include such venues as the new facilities under management contracts with ICC. Revenue generating activities under GETTIX began in September 2004.

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates (Continued)

Acquisition of Subsidiaries

International Coliseums Corporation, LLC

Effective November 1, 2000, Global purchased 100% of the members’ equity of International Coliseums Corporation, LLC (subsequently named International Coliseums Company, Inc.) (“ICC”) pursuant to the terms of the Asset Purchase Agreement, for 350,000 shares of common stock of Global valued at $1.75 per share. The 350,000 shares were issued to Arena Building Company, LLC for their interest in ICC. In addition, pursuant to the terms of the agreement, Nustadia Developments Inc. was paid $1.00 and was granted a strategic alliance agreement to design and develop the first five initial arena projects in exchange for their interest in ICC. The acquisition has been accounted for under the purchase method of accounting. The total purchase price was $622,500, with $612,500 paid in common stock, and $10,000 paid for costs incurred.

During the year ended May 31, 2004, the Company completed a merger with Cragar. On March 19, 2004, Cragar stockholders voted in favor of the proposed merger. Prior to 2000, Cragar designed, produced and sold composite, aluminum, steel and wire custom wheels and wheel accessories. It marketed and sold to aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. In 1999, Cragar changed its primary business strategy from the manufacturing, marketing and distribution of CRAGAR products to the licensing of them. The acquisition has been accounted for under the purchase method of accounting. The base purchase price was $2,406,068 paid in common stock and options to shareholders of Cragar and $1,265,500 paid in common stock to extinguish notes payable.

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

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates

(Continued)

Reclassification of Amounts

Certain balances as of and for the fiscal year ended May 31, 2004 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash and cash equivalents.

Accounts Receivable - Trade, net

Accounts receivable - trade, net primarily represent amounts due from franchisees related to franchise and assessment fees, as well as fees due from various municipalities for services in relation to construction and project management. The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and the Company’s prior history of uncollectible accounts receivable. As of May 31, 2005 and 2004, the Company had determined a needed allowance for doubtful accounts on accounts receivable of $20,892 and $0, respectively. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected. Accounts receivable are generally unsecured. Included in accounts receivable as of May 31, 2005 and 2004 are $196,781 and $0, respectively relating to retainage. Retainage amounts as of May 31, 2005 are included in current assets.

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

Non-marketable Securities

Non-marketable securities consist of the Company’s investment in non-marketable preferred and common stock. This investment is stated at estimated net realizable value.

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates

(Continued)

Fair Value of Financial Instruments

Accounts and loans receivable, accounts and notes payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments are deemed to approximate fair values.

Advertising Expense

The Company charges advertising costs to operations when incurred. Advertising expense totaled $35,263 and $1,995 for the fiscal years ended May 31, 2005 and 2004, respectively.

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

Intangible Assets

Intangible assets are comprised primarily of patents and trademarks, covenants not to compete and franchising rights. Intangible assets are being amortized on the straight-line method over their estimated remaining lives, which approximate seven years.

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. For the fiscal years ended May 31, 2005 and 2004, the Company determined that, based on estimated future cash flows, the fair value of the intangible assets and goodwill relating to our investment in ICC exceeds its carrying value, accordingly, no impairment has been recognized. An independent business valuation was performed as of May 31, 2005 for the purpose of testing the carrying value of goodwill related to our investment in Cragar. This valuation supported the carrying value of goodwill related to Cragar and, as such, no impairment has been recognized.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements. Material estimates include, but are not limited to, the allowance for doubtful accounts, the carrying value of intangible assets, the

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates

(Continued)

realization of the deferred income tax asset, percentage of completion estimates, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

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

LICENSING AND ADVERTISING FEES: Pursuant to the terms of the Joint Operating Agreement (“JOA”), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 12 teams from the WPHL pay an extra $10,000 annually to cover Global’s costs. The fees are recognized ratably over the year. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell market and promote the CRAGAR® brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

PROJECT MANAGEMENT FEES: ICC receives design and build contract revenue from various municipalities in connection with the construction of municipal venues. This is recognized as revenue ratably over the duration of the contracts. We have entered into several construction-project supervisory contracts. The revenue from these contracts is recognized ratably over the duration of the contract. Revenues and costs from fixed-price and modified fixed-price construction contracts will be recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontract, direct materials and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. At such time the Company estimates a contract loss the entire loss is recognized in the current period. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19.

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates

(Continued)

TICKET SERVICE FEES: GETTIX is a ticketing agent with various venues, theatres, event centers, and private entities requiring services to fulfill orders to ticketed events. Revenues are generated from the fees charged for processing ticket orders. These revenues are recognized upon completion of the sale. Ticketing revenues are recorded based on the net fees retained by GETTIX in accordance with EITF 99-19.

Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The following schedule is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Year Ended May 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Net Income available to common stockholders	435,761	5,343,786	$0.08

Effect of Dilutive Securities
Options		162,421
Warrants		19,837

Diluted EPS
Net Income	435,761	5,526,044	$0.08

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The company has also adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for stock-based compensation – Transition & Disclosure.”

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates

(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the years ended May 31,
	2005	2004
Net income, as reported	$435,761	$847,971
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(215,740)	(74,520)

Pro forma net income	$220,021	$773,451

Earnings per share:
Basic, as reported	$0.08	$0.20

Basic, pro forma	$0.04	$0.18

Earnings per share:
Diluted, as reported	$0.08	$0.20

Diluted, pro forma	$0.04	$0.18

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No. 29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management intends to comply with the standard

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates

(Continued)

upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123. See Note 1—Summary of Significant Accounting Policies and Use of Estimates in the accompanying consolidated financial statements for disclosure information regarding Proforma stock option expense.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

Note 2

Property and Equipment

As of May 31, 2005 and 2004, property and equipment was comprised of the following:

	For the years ended May 31,
	2005	2004
Office furniture and equipment	$169,024	$116,390
Computer equipment	191,045	66,622

	360,069	183,012
Less: accumulated depreciation	(192,741)	(137,627)

	$167,328	$45,385

Total depreciation expense equaled $55,114 and $8,338 for the years ended May 31, 2005 and 2004, respectively.

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 3

Intangible Assets

As of May 31, 2005 and 2004, intangible assets were comprised of the following:

	May 31, 2005	May 31, 2004
Patent and trademarks	$12,673	$9,411
Covenant not to compete	50,000	50,000
Franchising rights	75,000	75,000

	137,673	134,411
Less: accumulated amortization	(96,466)	(77,347)

	$41,207	$57,064

Total amortization expense equaled $19,119 and $18,974 for the years ended May 31, 2005 and 2004, respectively. As of May, 31, 2005 the aggregated amortization expense for the next five years is estimated to be $35,288. As of May 31, 2005 the weighted average remaining life of our intangible assets is approximately 2.97 years.

As of May 31, 2005 and 2004, goodwill was comprised of the following:

	May 31, 2005	May 31, 2004
Investment in ICC	$622,500	$622,500
Investment in Cragar	3,542,716	3,537,756

	4,165,216	4,160,256
Less: accumulated amortization	(103,750)	(103,750)

	$4,061,466	$4,056,506

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 5

Provision for Income Taxes

The actual income tax expense differs from the “expected” income tax expense computed by applying the U.S. Federal corporate statutory income tax rate to the income before income taxes as follows:

	For the years ended May 31,
	2005	2004
Computed “expected” tax expense	$301,000	$280,000
Meals and entertainment and miscellaneous expenses	79,000	—
Valuation allowance - benefit of net operating loss carryforward and doubtful accounts	—	(330,000)
State income taxes	71,000	50,000

	$451,000	$—

The $451,000 of income tax expense for the year ended May 31, 2005 is comprised of $145,000 of current tax expense and $306,000 of deferred tax expense. The $145,000 of income tax payable is included in accounts payable at May 31, 2005.

At May 31, 2005 and 2004, the deferred tax assets consist of the following:

	For the years ended May 31,
	2005	2004
Deferred Tax Asset:
Allowance for doubtful accounts	$8,000	$—
Federal and state loss carryforwards	—	246,000
Loss carryforwards acquired in merger	733,000	800,000

	741,000	1,046,000
Less: valuation allowance	(733,000)	(800,000)

Total deferred tax asset	8,000	246,000
Less: current portion	(8,000)	—

	$—	$246,000

Deferred Tax Liabilites - Long Term Depreciation and amortization	$68,000	$—

Deferred Tax Liability - Long Term	$68,000	$—

The Company had established a valuation allowance equal to the net deferred tax asset primarily due to the uncertainty in the utilization of net operating loss carryforwards. For the years ended May 31, 2005 and 2004, the valuation allowance was increased/(reduced) by $(67,000) and $635,000, primarily to reflect the status of the utilization of the net operating loss carryforwards in the respective periods.

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 5

Provision for Income Taxes (Continued)

The Company’s approximate federal and state net operating loss carryforwards as of May 31, 2005 are approximately $2,080,000. Pursuant to IRC Section 182, and as a result of the merger with Cragar, the Company will have available approximately $160,000 of net operating loss per year for the next 13 years.

Note 6

Line of Credit

During the year ended May 31, 2005, we obtained a $1,000,000 revolving line of credit with a bank. As of May 31, 2005, we have no outstanding balance on this credit facility. We have the borrowing capacity of $925,000 as a result of an outstanding $75,000 Letter of Credit in favor of the City of Rio Rancho. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar’s trademark portfolio and a pledge of Cragar’s capital stock. This line of credit bears interest at a rate of 1% plus prime. As of May 31, 2005, the applicable interest rate was 7%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of total liabilities to earnings before interest, taxes and depreciation and amortization of not more than 2.5 to 1.0 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. Effective May 31, 2005 our lender agreed to restate our leverage covenant as a ratio of funded senior debt to earnings before interest, taxes and depreciation and amortization of not more than 2.0 to 1.0 in place of the original measurement of total liabilities to earnings before interest, taxes and depreciation and amortization. As of May 31, 2005 we were in compliance with these covenants. The facility will mature on November 19, 2005.

Note 7

Equity

Warrants

As of May 31, 2005 and 2004, the Company had 60,460 warrants outstanding to purchase common stock. All of the warrants are convertible into one share of common stock. Twenty thousand five hundred warrants are exercisable at $3.50 per share and the remaining 39,960 warrants are exercisable at $3.55 per share. They all carry exercise terms of five (5) years. All of the warrants are vested and exercisable as of May 31, 2005.

During the fiscal year ended May 31, 2004, the Company issued 20,000 warrants to a related party in exchange for services provided during the merger with Cragar. Based on a Black-Scholes calculation, the Company determined that the fair value of these warrants at the respective grant dates was $0.54. For the fiscal year ended May 31, 2004 management recognized a general and administrative expense in the amount of $10,800 for the issuance of these warrants.

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 7

Equity (Continued)

In connection with the merger with Cragar during the fiscal year ended May 31, 2004, the Company issued 39,960 warrants in exchange for outstanding Cragar warrants at an exchange ratio of approximately .2091. Based on a Black-Scholes calculation, the Company determined that the fair value of these warrants at the respective grant dates was $0.54. The value of these warrants in the approximate amount of $21,600 has been included in the purchase price of the merger.

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding and exercisable at May 31, 2003	500	$3.50
Granted	59,960	3.53
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at May 31, 2004	60,460	3.53
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at May 31, 2005	60,460	$3.53

Information with respect to warrants outstanding and exercisable at May 31, 2005 is as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
$3.50	20,500	3.73	$3.50	20,500	$3.50
$3.55	39,960	3.33	$3.55	39,960	$3.55

Options

During 2000, the Company adopted the 2000 Long-Term Incentive Plan. The Plan authorizes the Company’s Board of Directors to grant both qualified incentive and non-qualified stock options and restricted stock awards to selected officers, key employees, outside consultants and directors of the Company or its wholly owned subsidiaries for up to an aggregate of 750,000 shares of the

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 7

Equity (Continued)

Company’s common stock, as amended during the year ended May 31, 2004. As of May 31, 2005, a total of 589,523 options have been issued and are outstanding as of May 31, 2005 under the Plan. Vesting of options is at the discretion of the company’s Board of Directors and all outstanding options are fully vested as of May 31, 2005. Options issued under the plan have a maximum term of 10 years.

During the year ended May 31, 2005, the Company issued 135,501 options. These options were issued to various directors and managers and consultants. Options granted prior to May 31, 2003 had an exercise price of $1.75. One hundred thirty eight thousand options granted during the year ended May 31, 2004 had an exercise price of $3.50 and 120,415 had an exercise price of $3.55. Ten thousand options granted during the year ended May 31, 2005 had an exercise price of $3.50. Twenty three thousand five hundred options granted during the year ended May 31, 2005 had an exercise price of $4.50. One hundred thousand options granted during the year ended May 31, 2005 had an exercise price of $5.75. Two thousand options granted during the year ended May 31, 2005 had an exercise price of 6.00. Each option, with the exception of 125,415 options, has a term of ten (10) years. One hundred twenty thousand four hundred fifteen options granted in fiscal year 2004 have a term of five (5) years.

During the year ended May 31, 2005 the Company issued 12,000 options for services provided by non-employees at a total value of $43,200.

The following is a table of activity for all options:

	Number of Options	Weighted Average Exercise Price
Outstanding and exercisable at May 31, 2003	228,107	$3.50
Granted	258,415	3.52
Exercised	—	—
Forfeited	(12,500)	3.50

Outstanding and exercisable at May 31, 2004	474,022	3.51
Granted	135,501	5.52
Exercised	(5,000)	3.50
Forfeited	(15,000)	4.58

Outstanding and exercisable at May 31, 2005	589,523	$3.93

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 7

Equity (Continued)

Additional information about outstanding options to purchase the Company’s common stock as of May 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.50	353,608	7.38	$3.50	353,608	$3.50
$3.55	120,415	8.33	$3.55	120,415	$3.55
$4.50	18,500	9.14	$4.50	18,500	$4.50
$5.75	95,000	9.74	$5.75	95,000	$5.75
$6.00	2,000	9.93	$6.00	2,000	$6.00

Options (Continued)

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions:

Option issue dates	5/2/2005	2/23/2005	7/15/2004	Year ended May 31, 2004
Expected volatility	50.97%	45.58%	14.16%	20.54%
Risk-free interest rate	4.21%	4.27%	4.50%	4.50%
Expected dividends	—	—	—	—
Expected life	10 Years	10 Years	10 Years	5 Years
Value of individual options	$4.03	$3.60	$1.75	$0.54

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees, since the exercise prices were not less than the fair value of the Company’s stock on the grant dates. Had compensation cost been determined based on the fair value on the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net income per share would have been as follows:

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 7

Equity (Continued)

	For the years ended May 31,
	2005	2004
Net income:
As reported	$435,761	$847,971

Pro forma	$220,021	$773,451

Earnings per share:
Basic, as reported	$0.08	$0.20

Basic, pro forma	$0.04	$0.18

Earnings per share:
Diluted, as reported	$0.08	$0.20

Diluted, pro forma	$0.04	$0.18

Note 8

Commitments and Contingencies

Operating Leases

In July 2003, the Company entered into a four-year lease agreement for office space. Under the terms of the agreement monthly lease payments will be $11,975.

During the year ended May 31, 2001, the Company entered into a (5) five year operating lease for office equipment at a rate of $518 per month.

During the year ended May 31, 2004, the Company entered into a (5) five-year agreement to lease phone equipment, a maintenance contract, and telephone service for approximately $6,800 per month.

During the year ended May 31, 2005 the Company entered into a (3) three year operating lease for office equipment at a rate of $1,490 per month.

During the year ended May 31, 2005 the Company entered into a (2) year agreement for phone equipment at a rate of approximately $2,000 per month.

Total rent expense on the above operating leases was approximately $143,000 and $105,000 for the years ended May 31, 2005 and 2004, respectively. Future minimum lease payments are as follows:

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 8

Commitments and Contingencies (Continued)

Year ending May 31,	Amount
2006	$272,552
2007	247,212
2008	106,985
2009	81,600
2010	6,800
Thereafter	—

$715,149

Pursuant to an agreement dated April 21, 2005 between GETTIX and Paciolan, Inc, Paciolan will provide GETTIX a ticketing software system and related training and support through December 31, 2010. Minimum annual fees under this contract are on a calendar year basis as follows:

Year ending December 31,	Amount
2005	$200,000
2006	200,000
2007	345,000
2008	485,000
2009	550,000
2010	640,000

$2,420,000

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

Note 9

Related Party Transactions

Accounts Payable

Included in accounts payable at May 31, 2005 and 2004 is $13,251 and $16,291, respectively owed to a related party arising from the Company’s Advisory Service Agreement.

Notes Payable

As of May 31, 2005 and 2004, the Company had notes payable to related parties as follows:

	May 31, 2005	May 31, 2004
Zero percent interest note payable due to a major stockholder, principal due in 12 equal payments of $16,667	$—	$183,333

	—	183,333
Less: current maturities	—	(183,333)

Long-term portion	$—	$—

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 9

Related Party Transactions (Continued)

Loan Guarantee Fees

At May 31, 2005 and 2004 accrued liabilities includes approximately $66,667 and $87,500, respectively of loan guarantee fees owed to two directors of the Company, for their personal guarantees of a line of credit for the Company. This line of credit was repaid in full during the year ended May 31, 2003 and cancelled.

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

The stockholder has the right of first refusal to act as the exclusive financial advisor for the Company for a period of two years from the date of successfully closing a financing, as described above, for a transaction involving the purchase, sale, merger, consolidation or business combination of the Company. The Company and the related party will enter into an agreement appropriate and customary for services and compensation that is competitive to market conditions at the time the right is exercised.

Effective July 18, 2001, the Company renewed its Advisory Service Agreement for an additional two years at a rate of $7,500 per month. The Advisory Service Agreement has been renewed subsequent to the merger with Cragar effective March 19, 2004 for an additional two (2) years, at a rate of $12,500 per month.

Note 10

Concentration of Credit Risk

The Company maintains cash at various financial institutions. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At May 31, 2005 and 2004, the Company had uninsured cash and cash equivalents in the amounts of approximately $373,400 and $234,500, respectively.

Note 11

Significant Customers

During fiscal year 2005 approximately 36% of our revenues were derived from a single customer. Accounts Receivable from this customer was $620,522 as of May 31, 2005.

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Note 12

Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan allowing substantially all full-time employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors. For the years ended May 31, 2005 and 2004 the Company did not make contributions to the Plan.

Note 13

Accounts Receivable Miscellaneous

Accounts Receivable – Miscellaneous

The accounts receivable miscellaneous include a balance of $136,000 as of May 31, 2004 from a related party. The company collected $10,000 of this balance during the year ended May 31, 2005. The principal receivable as of May 31, 2005 is for $126,000, advanced, by the Company to the former El Paso Franchise. Of this balance, $36,000 is included in accounts receivable – miscellaneous and $90,000 is included in miscellaneous assets on the balance sheet at May 31, 2005. In April 2005 the Company entered into an agreement for the receipt of monthly installments of $3,000 beginning June 15, 2005 with a balloon payment in the amount of the total outstanding balance due and payable on May 15, 2008.

Note 14

Backlog

The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $1,010,000 at May 31, 2005, compared to $0 at May 31, 2004. At May 31, 2005, the Company’s backlog included approximately $1,010,000 of work that is scheduled for completion during 2005.

Note 15

Subsequent Events

Global is a plaintiff in a lawsuit filed against a current franchisee. The suit asks for a ruling on the interpretation of the protected territory clause of the license agreement. Subsequent to our action, the franchisee filed a separate claim for unspecified damages for alleged breach of the protected territory clause of the licensing agreement. These suits were filed in August 2005 and are pending in Maricopa County Superior Court, Maricopa County, Arizona.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINIANCIAL DISCLOSURE

The Company, in conjunction with the audits of the two fiscal years ended May 31, 2005 and 2004, experienced no disagreements with Semple & Cooper, LLP (“Semple”) on any matter of accounting principles or practices, financial statement disclosure or an auditing scope or procedure, which disagreement, if not resolved to Semple’s satisfaction, would have caused Semple to make reference to the subject matter of the disagreement in connection with its reports.

Global Entertainment Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on our directors and officers will be included under the caption “Directors and Executive Officers” of the Company’s Information Statement to be filed relating to the Annual Meeting of Shareholders for the year ended May 31, 2005, which is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information on directors and officers of the Company will be included under the caption “Executive Compensation” of the Company’s Information Statement to be filed relating to the Annual Meeting of Shareholders for the year ended May 31, 2005, which is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on equity compensation plans and beneficial ownership of the Company’s voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption “Beneficial Ownership of the Company’s Securities” of the Company’s Information Statement to be filed relating to the Annual Meeting of Shareholders for the year ended May 31, 2005, which is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions will be included under the caption “Certain Relationships and Related Parties” of the Company’s Information Statement to be filed relating to the Annual Meeting of Shareholders for the year ended May 31, 2005, which is hereby incorporated by reference.

ITEM 13. EXHIBITS

a. See Exhibit Index attached hereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services will be included under the caption “Principal Accountant Fees and Services” of the Company’s Information Statement to be filed relating to the Annual Meeting of Shareholders for the year ended May 31, 2005, which is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENTERTAINMENT CORPORATION
(Registrant)

By	/s/ W. James Treliving
W. James Treliving
Chairman of the Board

By	/s/ George Melville
George Melville
Director / Secretary / Treasurer

By	/s/ Terry S. Jacobs
Terry S. Jacobs
Director

By	/s/ Donald Head
Donald Head
Director

By	/s/ Mark Schwartz
Mark Schwartz
Director

By	/s/ Michael L. Hartzmark
Michael L. Hartzmark
Director

By	/s/ Richard Kozuback
Richard Kozuback
Director / President & Chief Executive Officer
By	/s/ J. Craig Johnson
J. Craig Johnson
Chief Financial Officer

Exhibit Index

Exhibit
31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer

31.2*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by J. Craig Johnson, Chief Financial Officer

32**	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and J. Craig Johnson, Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.