Form 10QSB
period 2005-08-31
GLOBAL ENTERTAINMENT CORP
filed 2005-10-14
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Number of shares outstanding of each of the registrant's classes of common stock as of October 1, 2005:

                          Common Stock, $.001 par value
                                5,345,738 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[ X ]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - As of August 31, 2005
          (Unaudited) and May 31, 2005                                         3

          Condensed Consolidated Statements of Operations (Unaudited) -
          Three Months Ended August 31, 2005 and 2004                          5

          Condensed Consolidated Statements of Changes in Stockholders'
          Equity - Fiscal Year ended May 31, 2005 and Three Months Ended
          August 31, 2005 (Unaudited)                                          6

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended August 31, 2005 and 2004                          7

          Notes to Condensed Consolidated Financial Statements                 9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12

     Item 3. Controls and Procedures                                          16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                17

     Item 6. Exhibits                                                         17

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           August 31,            May 31,
                                                                              2005                2005
                                                                           ----------          ----------
                                                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                  $  590,729          $  750,159
Accounts receivable - trade, less allowance for doubtful
 accounts of $20,892 at August 31, 2005 and May 31, 2005                    3,793,626           3,660,030
Accounts receivable - miscellaneous                                            38,441              37,873
Prepaid expenses                                                              166,597             106,776
Deferred income tax asset                                                       8,000               8,000
                                                                           ----------          ----------

      TOTAL CURRENT ASSETS                                                  4,597,393           4,562,838

Property and Equipment, net                                                   159,271             167,328

Intangible Assets, net                                                         36,387              41,207

Goodwill, net                                                               4,061,466           4,061,466

Non-marketable Securities                                                      78,489              78,489

Miscellaneous Assets                                                           93,475             102,475
                                                                           ----------          ----------

      TOTAL ASSETS                                                         $9,026,481          $9,013,803
                                                                           ==========          ==========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           August 31,              May 31,
                                                                              2005                  2005
                                                                          -----------           -----------
                                                                          (Unaudited)
CURRENT LIABILITIES:
Accounts payable                                                          $ 1,892,832           $ 1,558,771
Accounts payable - related party                                                   --                13,252
Accrued liabilities                                                           505,947             1,127,400
Deferred revenues - current portion                                           885,956               421,350
                                                                          -----------           -----------

      TOTAL CURRENT LIABILITIES                                             3,284,735             3,120,773

Deferred revenues                                                             669,403               669,403
Deferred income tax liability                                                  68,000                68,000
                                                                          -----------           -----------

      TOTAL LIABILITIES                                                     4,022,138             3,858,176
                                                                          -----------           -----------

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; 10,000,000 shares authorized;
  no shares issued or outstanding                                                  --                    --
Common stock - $.001 par value; 50,000,000 shares authorized;
  5,345,738 shares issued and outstanding as of August 31, 2005
  and May 31, 2005                                                              5,346                 5,346
Paid-in capital                                                             5,053,098             5,053,098
Accumulated earnings / (deficit)                                              (54,101)               97,183
                                                                          -----------           -----------

      TOTAL STOCKHOLDERS' EQUITY                                            5,004,343             5,155,627
                                                                          -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 9,026,481           $ 9,013,803
                                                                          ===========           ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                      AUGUST 31, 2005 AND 2004 (UNAUDITED)


                                                 For the three months ended
                                             ---------------------------------
                                              August 31,            August 31,
                                                2005                  2004
                                             -----------           -----------
Revenues
  Project management fees                    $ 2,471,772           $ 1,499,366
  Licensing and advertising fees                 685,842               546,988
  Ticket service fees                             47,146                    --
  Franchise fees                                      --                    --
  Other revenue                                       13                    18
                                             -----------           -----------
                                               3,204,773             2,046,372
                                             -----------           -----------

Operating Costs
  Cost of revenues                             2,043,282             1,178,252
  General and administrative costs             1,314,175               958,654
                                             -----------           -----------
                                               3,357,457             2,136,906
                                             -----------           -----------

Loss from Operations                            (152,684)              (90,534)

Other Income (Expense)
  Interest income                                  1,762                     1
  Interest expense                                  (362)                   --
                                             -----------           -----------

Net Loss                                     $  (151,284)          $   (90,533)
                                             ===========           ===========

Loss Per Share - basic and diluted           $     (0.03)          $     (0.02)
                                             ===========           ===========

Weighted average shares outstanding
  - basic and diluted                          5,345,738             5,338,820
                                             ===========           ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                    CONDENSED
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEAR ENDED MAY 31, 2004 AND THE
                       THREE MONTHS ENDED AUGUST 31, 2005

                                               Common Stock                    Accumulated
                                           -------------------      Paid-in     Earnings/
                                           Shares       Amount      Capital     (Deficit)         Total
                                           ------       ------      -------     ---------         -----
Balance at May 31, 2004                  5,338,238      $5,338    $4,981,156    $(338,578)    $ 4,647,916

Options issued for services                     --          --        43,200           --          43,200

Issuance of common stock                     2,500           3        11,247           --          11,250
 for services

Exercise of options                          5,000           5        17,495           --          17,500

Net income for year ended
 May 31, 2005                                   --          --            --      435,761         435,761
                                         ---------      ------    ----------    ---------     -----------

Balance at May 31, 2005                  5,345,738       5,346     5,053,098       97,183       5,155,627

Net loss for quarter ended
 August 31, 2005 (Unaudited)                    --          --            --     (151,284)       (151,284)
                                         ---------      ------    ----------    ---------     -----------

Balance at August 31, 2005 (Unaudited)   5,345,738      $5,346    $5,053,098    $ (54,101)    $ 5,004,343
                                         =========      ======    ==========    =========     ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004 (UNAUDITED)

                                                                        For the three months ended
                                                                       -----------------------------
                                                                       August 31,          August 31,
                                                                          2005                2004
                                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(151,284)          $ (90,533)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                                        26,971              10,479
     Issuance of stock and options for services                               --              11,250
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade                                                          (133,596)           (693,456)
       - related party and miscellaneous                                    (568)             26,375
     Prepaid expenses                                                    (59,821)             16,317
     Miscellaneous assets                                                  9,000                  --
     Accounts payable
       - trade                                                           334,061             435,701
       - related party                                                   (13,252)            (16,291)
     Accrued liabilities                                                (621,453)           (410,163)
     Deferred revenues                                                   464,606             480,444
                                                                       ---------           ---------
         NET CASH USED BY OPERATING ACTIVITIES:                         (145,336)           (229,877)
                                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                               (16,035)            (76,659)
  Sale of fixed assets                                                     1,941                  --
                                                                       ---------           ---------
         NET CASH USED IN INVESTING ACTIVITES:                           (14,094)            (76,659)
                                                                       ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for registration of securities                                     --              (4,960)
  Repayment of debt - related party                                           --             (50,000)
                                                                       ---------           ---------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:                 --             (54,960)
                                                                       ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                              (159,430)           (361,496)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                          750,159             483,773
                                                                       ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                              $ 590,729           $ 122,277
                                                                       =========           =========

                 The Accompanying Notes are an Integral Part of
                      the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004 (UNAUDITED)
                                   (CONTINUED)


                                                     For the three months ended
                                                     --------------------------
                                                     August 31,       August 31,
                                                       2005             2004
                                                     --------         --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest           $    362         $     --
                                                     ========         ========

  Cash paid during the period for income taxes       $143,256         $     --
                                                     ========         ========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES
--------------------------------------------------------------------------------

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

Operating results for the three month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006 or for any other period. For further information, refer to the financial statements and footnotes included in our annual report included on Form-10KSB for the year ended May 31, 2005.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements. Material estimates include, but are not limited to, the allowance for doubtful accounts, the carrying value of intangible assets, the realization of the deferred income tax asset, percentage of completion estimates, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised in future periods.

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

LICENSING AND ADVERTISING FEES: Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 12 teams from the WPHL pay an extra $10,000 annually to cover Global's costs. The fees are recognized proportionately over the year. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell market and promote the CRAGAR(R) brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

PROJECT MANAGEMENT FEES: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction of municipal venues. This is recognized as revenue ratably over the duration of the contracts. Project management fees also include amounts billed by the company relating to furniture fixtures and equipment, architecture fees, and other amounts incurred by the company on behalf of municipalities. The related revenue and expense for these amounts are recognized in the period incurred. Revenues and costs from fixed-price and modified fixed-price construction contracts, if any, will be recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19.

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

EARNINGS PER SHARE

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of August 31, 2005 there were 719,983 of potentially dilutive securities outstanding.

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

                                                                   For the three months ended
                                                                  -----------------------------
                                                                  August, 31          August, 31
                                                                    2005                2004
                                                                  ---------           ---------
                                                                 (Unaudited)         (Unaudited)
Net loss, as reported                                             $(151,284)          $ (90,533)
Deduct: Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                 (129,381)             (6,944)
                                                                  ---------           ---------

Pro forma net loss                                                $(280,665)          $ (97,477)
                                                                  =========           =========
LOSS PER SHARE:
   Basic and diluted, as reported                                 $   (0.03)          $   (0.02)
                                                                  =========           =========

   Basic and diluted, pro forma                                   $   (0.05)          $   (0.02)
                                                                  =========           =========

The fair value of option grants is based on the Black Scholes valuation as described in the 10KSB annual report.

--------------------------------------------------------------------------------
                                     NOTE 2
                                     EQUITY
--------------------------------------------------------------------------------

During the three months ended August 31, 2005, we issued options to purchase 70,000 shares of common stock to directors. These options had an exercise price of $5.40 and a term of ten (10) years.

--------------------------------------------------------------------------------
                                     NOTE 3
                                 LINE OF CREDIT
--------------------------------------------------------------------------------

In November 2004, we obtained a $1,000,000 revolving line of credit with a bank. As of August 31, 2005, we have no outstanding balance on this credit facility. We have the borrowing capacity of $925,000 as a result of an outstanding $75,000 Letter of Credit in favor of the City of Rio Rancho which has not been drawn upon to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of August 31, 2005, the applicable interest rate was 7.75%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of funded senior debt to earnings before interest, taxes and depreciation and amortization of not more than 2:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of August 31, 2005, management believes we were in compliance with these covenants. The facility will mature on November 19, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events, including statements concerning our future operating results and financial condition and our future capital needs and sources. These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005 under the section entitled "Management's Discussion and Analysis--Factors That May Affect Future Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

GENERAL

The following is management's discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

OVERVIEW - COMPANY DESCRIPTION

Global Entertainment Corporation (referred to in this annual report as "we," "us," "Global" or "GEC") is an integrated event and entertainment company focused on small to mid-size communities, that is engaged, through its five wholly owned subsidiaries, in sports management, arena and related real estate development, facility and venue management and marketing, venue ticketing and branded licensing. We were organized as a Nevada corporation on August 20, 1998, under the name Global II, Inc. In April 2000, Global II acquired all of the outstanding shares of Western Professional Hockey League, Inc. ("WPHL") from WPHL Holdings, Inc., a British Columbia, Canada corporation. Contemporaneously with the acquisition of WPHL, we changed our name to Global Entertainment Corporation.

Pursuant to a joint operating agreement between us and Central Hockey League, Inc., WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the "CHL"), which consists of eighteen teams located in mid-market communities throughout the central and southwestern regions of the United States.

In January 2001, we formed a subsidiary to acquire the assets of International Coliseums Company, Inc. ("ICC"). ICC develops and manages multipurpose entertainment facilities in mid-market communities. ICC enables us to secure a professional minor league hockey team as a primary tenant in facilities that we develop or manage, which we believe is a key factor in the viability of our managed multipurpose facilities, and to promote the development of the CHL by assisting potential franchisees in securing quality venues in which to play professional minor league hockey.

In January 2002, we formed another wholly owned subsidiary, Global Entertainment Marketing Systems ("GEMS"), to promote, market, and sell various services related to multipurpose entertainment facilities. GEMS contracts to sell all contractually obligated income (COI) sources, including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts, among other licensing and marketing opportunities.

In March 2004, we completed a merger with Cragar Industries, Inc., a licensor of a famous automotive aftermarket wheel trademark and brand - CRAGAR(R). The licensing and marketing opportunities for CRAGAR(R) branded products, particularly with respect to markets in which hockey franchises are located, blends with current licensing and marketing that is available through the operation and management of the CHL and related activities.

In June 2004 we formed Global Entertainment Ticketing, Inc. ("GETTIX"), a wholly owned subsidiary, as a third party provider of ticketing services for the multipurpose event centers under ICC management, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX provides a full in-house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that includes database flexibility, easy season and group options, financial reporting and full marketing resources.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005. We believe our most critical accounting policies are revenue recognition, the allowance for doubtful accounts, and the carrying value of goodwill.

Revenues from assessment fees are recognized proportionately over the year to which they apply. Revenues from initial franchise fees are recognized when the franchise agreement is signed and Global Entertainment has met all of its significant obligations under the terms of the franchise agreement. Revenues from transfer franchise fees are recognized upon approval of the transaction. Design and build revenues are recognized ratably over the respective contract life, as is the revenue from most contractually obligated and sales contract revenues. Revenues generated from ticket sales are recognized upon completion of the sale.

The allowance for doubtful accounts is based on specific credit information and historical collection experience. Actual collection experience may not meet expectations and may result in increased delinquencies.

The carrying value of goodwill includes estimates of future cash flows from operations and is dependent on projections that may not materialize.

THREE  MONTHS  ENDED  AUGUST 31, 2005  COMPARED TO THREE MONTHS ENDED AUGUST 31,
2004

REVENUES:

                                      Three                        Three
                                   months Ended   Percent of    months Ended   Percent of   Dollar Change   Percent Change
                                    August 31,       2005        August 31,       2004       Between 2004     Between 2004
                                      2005          Revenue        2004          Revenue       and 2005        and 2005
                                      ----          -------        ----          -------       --------        --------
Revenue
Project management fees            $2,471,772        77.1%      $1,499,366        73.3%      $   972,406         64.9%
Licensing and advertising fees        685,842        21.4%         546,988        26.7%          138,854         25.4%
Ticket Service Fees                    47,146         1.5%              --         0.0%           47,146         N/A
Other revenue                              13         0.8%              18         0.8%               (5)       (30.6)%
Franchise fees                             --         0.0%              --         0.0%               --         N/A
                                   ----------       -----       ----------       -----       -----------        -----
Total                              $3,204,773       100.0%      $2,046,372       100.0%      $ 1,158,401         56.6%
                                   ==========       =====       ==========       =====       ===========        =====

Total revenues increased $1,158,401, from $2,046,372 for the three months ended August 31, 2004 to $3,204,773 for the three months ended August 31, 2005. This 56.6% increase was generated primarily by ICC which realized an increase of $957,198 from $1,499,366 for the three months ended August 31, 2004 to $2,456,564 for the three months ended August 31, 2005. This increase was primarily the result of revenues received under three project management agreements for the construction of 1) the Rio Rancho Events Center in Rio Rancho, New Mexico; 2) the Prescott Valley Convention and Events Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield Colorado. ICC's revenues represented 77.1% of our total revenue for the three months ended August 31, 2005, compared to 73.3% of our total revenue for the three months ended August 31, 2004.

Licensing and advertising fees increased $138,854 from $546,988 for the three months ended August 31, 2004 to $685,842 for the three months ended August 31, 2005. This 25.4% increase resulted primarily from the timing of advertising revenues related to the Central Hockey League's annual conference.

Ticketing service fees totaled $47,146 for the three months ended August 31, 2005. There were no ticketing service revenues in the comparable three month period of the 2004 fiscal year as GETTIX began formal operations in September 2004.

Franchise fees did not change during the three months ended August 31, 2005 from the prior 2004 period. No new franchise sales were completed during either period.

OPERATING COSTS:

                                       Three                        Three
                                    months Ended   Percent of    months Ended   Percent of   Dollar Change   Percent Change
                                     August 31,       2005        August 31,       2004       Between 2004     Between 2004
                                       2005          Revenue        2004          Revenue       and 2005        and 2005
                                       ----          -------        ----          -------       --------        --------
Operating Costs
Cost of revenues                    $2,043,282        63.8%      $1,178,252        57.6%      $  865,030          73.4%
General and administrative costs     1,314,175        41.0%         958,654        46.8%         355,521          37.1%
                                    ----------       -----       ----------       -----       ----------         -----
Total                               $3,357,457       104.8%      $2,136,906       104.4%      $1,220,551          57.1%
                                    ==========       =====       ==========       =====       ==========         =====

Total operating costs increased by $1,220,551, from $2,136,906 for the three months ended August 31, 2004 to $3,357,457 for the three months ended August 31, 2005. This 57.1% increase resulted primarily from an increase in cost of revenue of $865,030, which was directly related to the requirements of the three project management agreements for 1) the Rio Rancho Events Center in Rio Rancho, New Mexico; 2) the Prescott Valley Convention and Events Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield, Colorado.

General and administrative expenses increased $355,521, or 37.1%, from $958,654 for the three months ended August 31, 2004 to $1,314,175 for the three months ended August 31, 2005. This increase included approximately $79,424 over the comparable 2004 period resulting from additional expenses associated with the expanded operations of GETTIX and also $276,096 from increased overhead expenditures to meet additional staffing needs and marketing plans.

NET LOSS

                                  Three                        Three
                               months Ended   Percent of    months Ended   Percent of   Dollar Change   Percent Change
                                August 31,       2005        August 31,       2004       Between 2004     Between 2004
                                  2005          Revenue        2004          Revenue       and 2005        and 2005
                                  ----          -------        ----          -------       --------        --------

Net loss from operations      $ (151,284)       (4.7)%       $ (90,533)      (4.4)%       $ (60,751)         (67.1)%

Net loss was $151,284 for the three months ended August 31, 2005, compared to a net loss of $90,534 for the three months ended August 31, 2004. The current quarterly loss relates primarily to the continued expansion of GETTIX and related overhead costs, which was partially offset by ICC's continued profitable project management operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of operating capital in the three months ended August 31, 2005 was from CHL league assessments and also project management fees from ICC. Since these fees are not regularly recurring and are difficult to predict, here is no assurance that we will be able to supplement our operating capital through franchise fees, project management fees or other sources, and we may need to obtain additional equity or debt financing to supplement potential shortfalls in cash.

In November 2004, we entered into a $1,000,000 revolving line of credit with a bank. We have used and expect to continue to use this facility as our working capital needs exceed cash flow from operations. As of August 31, 2005, there was no outstanding balance on this facility. We had a borrowing capacity of $925,000 as a result of an outstanding $75,000 letter of credit in favor of the City of Rio Rancho which has not been drawn upon to date. This credit facility is secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. The facility bears interest at the lender's prime rate, plus 1%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of funded senior debt to earnings before interest, taxes and depreciation and amortization of not more than 2:1 for each quarter. We must maintain a $0 balance for a consecutive 30 day period during the term of the facility. As of August 31, 2005 management believes we were in compliance with these covenants. The facility will mature on November 19, 2005. There is no assurance that we will obtain a renewal or an increase in this facility. In the event that this credit facility proves insufficient, or in the event that we are unable to continue borrowing under it, we likely would be required to obtain additional equity or debt financing, and the terms of such financing, if it is available at all, may be dilutive to existing stockholders and may be unfavorable to us in other respects. In that case, our financial condition and ability to continue operations could be materially and adversely affected.

For the three months ended August 31, 2005, cash used by operating activities totaled $145,335 compared to $229,877 for the three months ended August 31, 2004. This difference is primarily due to the timing of receivable collections.

Cash used in investing activities totaled $14,094 for the three months ended August 31, 2005, as compared to $76,659 for the three months ended August 31, 2004. This decrease in use of funds mostly relates to the purchase of capital equipment and furniture related to the startup operations of GETTIX during the three months ended August 31, 2004.

Cash related to financing activities totaled $0 for the three months ended August 31, 2005 as compared to cash used in financing activities of $54,960 for the three months ended August 31, 2004. This decrease in cash used is primarily attributable to the repayment of a note assumed in conjunction with the merger with Cragar during the three months ended August 31, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material affect on our results of operations or financial position.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123. See Note 1--Summary of Significant Accounting Policies and Use of Estimates in the accompanying consolidated financial statements for disclosure information regarding pro forma stock option expense.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.  EXHIBITS

(a) Exhibits. See Exhibit Index attached.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Global Entertainment Corporation
                                           (Registrant)


October 14, 2005                          By /s/ Richard Kozuback
                                             -----------------------------------
                                             Richard Kozuback
                                             President & Chief Executive Officer



October 14, 2005                          By /s/ J. Craig Johnson
                                             -----------------------------------
                                             J. Craig Johnson
                                             Chief Financial Officer

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