Form 10QSB
period 2005-11-30
GLOBAL ENTERTAINMENT CORP
filed 2006-01-13
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2005

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

Number of shares outstanding of each of the registrant's classes of common stock as of January 1, 2006:

                          Common Stock, $.001 par value
                                5,345,738 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED NOVEMBER 30, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                             3

          Condensed Consolidated Balance Sheets - As of November 30, 2005
          (Unaudited) and May 31, 2005                                        3

          Condensed Consolidated Statements of Operations (Unaudited) -
          Six Months Ended November 30, 2005 and 2004                         5

          Condensed Consolidated Statements of Operations (Unaudited) -
          Three Months Ended November 30, 2005 and 2004                       5

          Condensed Consolidated Statements of Changes in Stockholders'
          Equity - Fiscal Year ended May 31, 2005 and Six Months Ended
          November 30, 2005 (Unaudited)                                       6

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended November 30, 2005 and 2004                         7

          Notes to Condensed Consolidated Financial Statements                9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       14

     Item 3. Controls and Procedures                                         20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               21

     Item 4. Submission of Matters to a Vote of Securities Holders           21

     Item 6. Exhibits                                                        21

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           November 30,            May 31,
                                                                               2005                 2005
                                                                           -----------          -----------
                                                                           (Unaudited)
Current Assets:
Cash and cash equivalents                                                  $ 3,176,342          $   750,159
Accounts receivable - trade, less allowance for doubtful accounts
 of $20,891 at November 30, 2005 and May 31, 2005                            3,197,846            3,660,030
Accounts receivable - miscellaneous                                             38,567               37,873
Prepaid expenses                                                               308,716              106,776
Deferred income tax asset                                                        8,000                8,000
                                                                           -----------          -----------

      Total Current Assets                                                   6,729,471            4,562,838

Accounts receivable - trade - long term portion                                600,000                   --

Property and Equipment, net                                                    182,561              167,328

Intangible Assets, net                                                          32,484               41,207

Goodwill, net                                                                4,061,466            4,061,466

Non-marketable Securities                                                       78,489               78,489

Miscellaneous Assets                                                            92,656              102,475
                                                                           -----------          -----------

      Total Assets                                                         $11,777,127          $ 9,013,803
                                                                           ===========          ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          November 30,            May 31,
                                                                              2005                 2005
                                                                          -----------          -----------
                                                                          (Unaudited)
Current Liabilities:
Accounts payable                                                          $ 3,112,850          $ 1,558,771
Accounts payable - related party                                                   --               13,252
Accrued liabilities                                                         1,796,046            1,127,400
Deferred revenues - current portion                                           810,591              421,350
                                                                          -----------          -----------

      Total Current Liabilities                                             5,719,487            3,120,773

Deferred revenues                                                             669,403              669,403
Deferred income tax liability                                                  86,000               68,000
                                                                          -----------          -----------

      Total Liabilities                                                     6,474,890            3,858,176
                                                                          -----------          -----------
Stockholders' Equity:
Preferred stock - $.001 par value; 10,000,000 shares authorized;
 no shares issued or outstanding                                                   --                   --
Common stock - $.001 par value; 50,000,000 shares authorized;
 5,345,738 shares issued and outstanding as of November 30, 2005
 and May 31, 2005                                                               5,346                5,346
Paid-in capital                                                             5,053,098            5,053,098
Accumulated earnings                                                          243,793               97,183
                                                                          -----------          -----------

      Total Stockholders' Equity                                            5,302,237            5,155,627
                                                                          -----------          -----------

      Total Liabilities and Stockholders' Equity                          $11,777,127          $ 9,013,803
                                                                          ===========          ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                     NOVEMBER 30, 2005 AND 2004 (UNAUDITED)

                                          For the six months ended          For the three months ended
                                        November 30,      November 30,     November 30,       November 30,
                                           2005              2004             2005               2004
                                        -----------       ----------       -----------        ----------
Revenues
  Project management fees               $ 5,592,726       $4,147,368       $ 3,120,954        $2,648,002
  Facility management fees                  572,479               --           572,479                --
  Licensing and advertising fees          1,334,927        1,203,848           649,085           656,860
  Ticket service fees                       536,848           22,927           489,702            22,927
  Franchise fees                            100,000        1,015,000           100,000         1,015,000
  Other revenue                               1,690           21,934             1,677            21,916
                                        -----------       ----------       -----------        ----------
                                          8,138,670        6,411,077         4,933,897         4,364,705
                                        -----------       ----------       -----------        ----------

Operating Costs
  Cost of revenues                        5,167,327        4,107,297         3,124,045         2,929,045
  General and administrative costs        2,776,438        2,235,847         1,462,263         1,277,193
                                        -----------       ----------       -----------        ----------
                                          7,943,765        6,343,144         4,586,308         4,206,238
                                        -----------       ----------       -----------        ----------

Income from Operations                      194,905           67,933           347,589           158,467

Other Income (Expense)
  Interest income                             4,578                2             2,816                 1
  Interest expense                           (5,873)              --            (5,511)               --
                                        -----------       ----------       -----------        ----------

Income before income taxes                  193,610           67,935           344,894           158,468
Income Tax Expense                          (47,000)              --           (47,000)               --
                                        -----------       ----------       -----------        ----------

Net Income                              $   146,610       $   67,935       $   297,894        $  158,468
                                        ===========       ==========       ===========        ==========

Income Per Share - basic                $      0.03       $     0.01       $      0.06        $     0.03
                                        ===========       ==========       ===========        ==========
Weighted average shares outstanding
  - basic                                 5,345,738        5,341,845         5,345,738         5,343,156
                                        ===========       ==========       ===========        ==========

Income Per Share - diluted              $      0.03       $     0.01       $      0.05        $     0.03
                                        ===========       ==========       ===========        ==========
Weighted average shares outstanding
  - diluted                               5,641,879        5,504,501         5,704,019         5,532,879
                                        ===========       ==========       ===========        ==========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                    CONDENSED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED MAY 31, 2004 AND THE
                       SIX MONTHS ENDED NOVEMBER 30, 2005


                                                    Common Stock
                                                -------------------        Paid-in       Accumulated
                                                Shares       Amount        Capital        Earnings          Total
                                                ------       ------        -------        --------          -----
Balance at May 31, 2004                       5,338,238      $5,338      $4,981,156      $(338,578)      $4,647,916

Options issued for services                          --          --          43,200             --           43,200

Issuance of common stock                          2,500           3          11,247             --           11,250
 for services

Exercise of options                               5,000           5          17,495             --           17,500

Net income for year ended
 May 31, 2005                                        --          --              --        435,761          435,761
                                              ---------      ------      ----------      ---------       ----------

Balance at May 31, 2005                       5,345,738       5,346       5,053,098         97,183        5,155,627

Net income for six months ended
 November 30, 2005 (Unaudited)                       --          --              --        146,610          146,610
                                              ---------      ------      ----------      ---------       ----------

Balance at November 30, 2005 (Unaudited)      5,345,738      $5,346      $5,053,098      $ 243,793       $5,302,237
                                              =========      ======      ==========      =========       ==========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004 (Unaudited)

                                                                        For the six months ended
                                                                     November 30,        November 30,
                                                                        2005                2004
                                                                     -----------         -----------
Cash flows from operating activities:
  Net income                                                         $   146,610         $    67,935
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation and amortization                                        58,417              32,871
     Deferred income taxes                                                18,000                  --
     Issuance of stock and options for services                               --              28,750
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade, net                                                     (137,816)         (2,550,271)
       - related party and miscellaneous                                    (694)             18,223
     Prepaid expenses                                                   (201,940)             20,690
     Miscellaneous assets                                                  9,819              (1,500)
     Accounts payable
       - trade                                                         1,554,079           1,765,132
       - related party                                                   (13,252)            (16,291)
     Accrued liabilities                                                 668,646            (426,827)
     Deferred revenues                                                   389,241             775,759
                                                                     -----------         -----------
         Net cash provided by (used in) operating activities:          2,491,110            (285,529)
                                                                     -----------         -----------
Cash flows from investing activities:
  Purchase of fixed assets                                               (65,952)           (142,689)
  Proceeds from sale of fixed assets                                       1,941                  --
  Purchase of patents and trademarks                                        (916)                 --
                                                                     -----------         -----------
         Net cash used in investing activites:                           (64,927)           (142,689)
                                                                     -----------         -----------
Cash flows from financing activities:
  Proceeds from debt                                                     150,000             200,000
  Repayment of debt                                                     (150,000)                 --
  Payments for registration of securities                                     --              (4,960)
  Repayment of debt - related party                                           --             (50,000)
                                                                     -----------         -----------
         Net cash provided by financing activities:                           --             145,040
                                                                     -----------         -----------

Net increase (decrease) in cash and cash equivalents:                  2,426,183            (283,178)

Cash and cash equivalents, beginning of period:                          750,159             483,773
                                                                     -----------         -----------
Cash and cash equivalents, end of period:                            $ 3,176,342         $   200,595
                                                                     ===========         ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004 (Unaudited)
                                   (Continued)

                                                          For the six months ended
                                                       November 30,        November 30,
                                                          2005                2004
                                                       -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest             $   5,873            $      --
                                                       =========            =========

  Cash paid during the period for income taxes         $ 179,256            $   2,071
                                                       =========            =========
NON-CASH INVENSTING AND FINANCE ACTIVITIES
  Stock issued for services                            $      --            $  11,250
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

Operating results for the six month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006 or for any other period. For further information, refer to the financial statements and footnotes included in our annual report on Form-10KSB for the year ended May 31, 2005.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements. Material estimates include, but are not limited to, the allowance for doubtful accounts, the carrying value of intangible assets, the realization of the deferred income tax asset, percentage of completion estimates, potential liabilities arising from litigation, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised in future periods.

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

PROJECT MANAGEMENT FEES: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction and financing of municipal venues. This is recognized as revenue ratably over the duration of the contracts. Project management fees also include amounts billed by the company relating to furniture fixtures and equipment, architecture fees, and other amounts incurred by the company on behalf of municipalities. The related revenue and expense for these amounts are recognized in the period incurred. Revenues and costs from fixed-price and modified fixed-price construction contracts, if any, will be recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent"

FACILITY MANAGEMENT FEES: ICC receives a fee for managing the operations of various municipal venues. These activities include developing operating procedures and manuals, hiring all staff, supporting sales and marketing, location maintenance, concessions coordination, preparing annual budgets, and securing and promoting events. Revenues from facility management services are recognized as services are rendered and consist of contract fees, which reflect the total price of such services. Where the Company principally manages people who are employees at the facility, the payroll costs from such employees are recognized by the Company and are included in "Cost of revenues".

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

EARNINGS PER SHARE

Basic income per share of common stock was computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of November 30, 2005 and 2004 there were 723,983 and 549,483 potentially dilutive securities outstanding, respectively.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

As of November 30, 2005 there were 745,000 options and 60,460 warrants outstanding to purchase common stock. As of November 30, 2004 there were 489,023 options and 60,460 warrants outstanding to purchase common stock.

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

The following table illustrates the effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation.

                                                      For the six months ended
                                                    November, 30    November, 30
                                                       2005            2004
                                                    ----------      ----------
                                                   (Unaudited)      (Unaudited)

Net income, as reported                             $  146,610      $   67,935
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects           (366,926)         (6,944)
                                                    ----------      ----------

Pro forma net income / (loss)                       $ (220,316)     $   60,991
                                                    ==========      ==========
Income / (loss) per share:
   Basic, as reported                               $     0.03      $     0.01
                                                    ==========      ==========

   Basic, pro forma                                 $    (0.04)     $     0.01
                                                    ==========      ==========
Income / (loss) per share:
   Diluted, as reported                             $     0.03      $     0.01
                                                    ==========      ==========

   Diluted, pro forma                               $    (0.04)     $     0.01
                                                    ==========      ==========

The fair value of option grants is based on the Black Scholes option-pricing model with the following weighted average assumptions:

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Option issue dates             8/1/2004     6/1/2005     9/8/2005     11/18/2005
------------------             --------     --------     --------     ----------
Expected volatility             50.32%       40.83%        35.86%        35.91%
Risk-free interest rate          4.50%        3.91%        4.15%         4.50%
Expected dividends                 --           --           --            --
Expected life                  10 Years     10 Years      10 Years      10 Years
Value of individual options     $4.50        $3.13        $3.55         $4.72

--------------------------------------------------------------------------------
                                     NOTE 2
                                     EQUITY
--------------------------------------------------------------------------------

During the six months ended November 30, 2005, we issued options to purchase 156,477 shares of common stock to various directors and employees. Seventy thousand options granted during the period had an exercise price of $5.40, five thousand options granted during the period had an exercise price of $6.50, and eighty one thousand four hundred seventy seven options granted during the period had an exercise price of $8.50. All options granted during the six months ended November 30, 2005 have a term of ten (10) years.

During the six months ended November 30, 2004, we issued options to purchase 2,500 shares of common stock to various directors and managers. These options had an exercise price of $4.50 per share, and a term of ten (10) years.

--------------------------------------------------------------------------------
                                     NOTE 3
                                 LINE OF CREDIT
--------------------------------------------------------------------------------

In October 2005, we obtained an increase in our revolving line of credit from $1,000,000 to $2,000,000. As of November 30, 2005, we have no outstanding balance on this credit facility. We have a borrowing capacity of $1,575,000 as a result of outstanding letters of credit totaling $125,000 in favor of the City of Rio Rancho, NM, and a $300,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon these letters of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of November 30, 2005, the applicable interest rate was 8%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of November 30, 2005, management believes we were in compliance with these covenants. The facility will mature on October 12, 2006.

--------------------------------------------------------------------------------
                                     NOTE 4
                          LITIGATION AND CLAIM MATTERS
--------------------------------------------------------------------------------

In the ordinary course of our arena development and management business, we incur ancillary exposure to the general public. As with all such facilities there exists a degree of risk that fans or building guests may be accidentally injured. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

In October 2005 Global settled a lawsuit filed by an employee of one of the CHL franchises for an amount of $130,000. The suit was initiated on April 4, 2004 in Nueces County Court, Nueces County, Texas and alleged breach of contract arising out of a dispute over medical claims related to an injury sustained during a CHL game. The $130,000 settlement is included in accrued liabilities as of November 30, 2005.

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

Global is named as a defendant, along with the local municipality, in a lawsuit filed by the family of an employee of the Dodge Arena in Hidalgo, Texas. The suit asks for unspecified damages related to the death of the employee resulting from an accident at the arena. This suit was filed in November 2005 and is pending in the 332nd Judicial District Court of Hidalgo County, Texas. We intend to vigorously defend this action. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. We intend to vigorously defend this action. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims.

--------------------------------------------------------------------------------
                                     NOTE 5
                                  INCOME TAXES
--------------------------------------------------------------------------------

The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate statutory income tax rate to income before income taxes as follows:

                                                  For the six months ended     For the three months ended
                                                November 30,   November 30,    November 30,   November 30,
                                                    2005           2004            2005           2004
                                                 ---------      ---------       ---------      ---------
Computed "expected" tax expense                  $  79,000      $  28,000       $ 141,000      $  65,000

Benefit of net operating loss carryforwards        (32,000)       (28,000)        (94,000)       (65,000)
                                                 ---------      ---------       ---------      ---------

                                                 $  47,000      $      --       $  47,000      $      --
                                                 =========      =========       =========      =========

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

OVERVIEW - COMPANY DESCRIPTION

Global Entertainment Corporation (referred to in this annual report as "we," "us," "Global" or "GEC") is an integrated event and entertainment company that is engaged, through its five wholly owned subsidiaries, in sports management, arena and related real estate development, facility and venue management and marketing, venue ticketing and brand licensing. We are primarily focused on projects located in mid-size communities.

Pursuant to a joint operating agreement between us and Central Hockey League, Inc., WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the "CHL"), which currently consists of eighteen teams located in mid-market communities throughout the central and southwestern regions of the United States.

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

Global Entertainment Marketing Systems ("GEMS"), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, club seats, license sales, facility sponsorship agreements, and ticket operations contracts, among other licensing and marketing opportunities.

Cragar Industries, Inc., is a licensor of an automotive aftermarket wheel trademark and brand - CRAGAR(R). The licensing and marketing opportunities for CRAGAR(R) branded products, particularly with respect to markets in which hockey franchises are located, blends with current licensing and marketing that is
available   through  the  operation  and  management  of  the  CHL  and  related activities.

Global Entertainment Ticketing, Inc. ("GETTIX") is a third party provider of ticketing services for the multipurpose event centers under ICC management, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX provides a full in-house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and full marketing resources.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005. We believe our most critical accounting policies relate to revenue recognition, the allowance for doubtful accounts, and the carrying value of goodwill.

Revenues from assessment fees are recognized proportionately over the year to which they apply. Revenues from initial franchise fees are recognized when the franchise agreement is signed and we have met all of our significant obligations under the terms of the franchise agreement. Revenues from transfer franchise fees are recognized upon approval of the transaction. Project management and facility management revenues are recognized ratably over the respective contract life, as is the revenue from most contractually obligated and sales contract revenues. Revenues generated from ticket sales are recognized upon completion of the sale.

The allowance for doubtful accounts is based on specific credit information and historical collection experience. Actual collection experience may not meet expectations and may result in increased delinquencies.

The carrying value of goodwill includes estimates of future cash flows from operations and is dependent on projections that may not materialize.

SIX MONTHS  ENDED  NOVEMBER 30, 2005  COMPARED TO SIX MONTHS ENDED  NOVEMBER 30,
2004

REVENUES:

                                  Six months                  Six months
                                    ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                                 November 30,     2005       November 30,    2004       Between 2004      Between 2004
                                     2005        Revenue        2004        Revenue        and 2005         and 2005
                                     ----        -------        ----        -------        --------         --------
Revenue
Project management fees          $5,592,726       68.7%      $4,147,368       64.7%      $ 1,445,358          34.9%
Facility management fees            572,479        7.0%              --        0.0%          572,479          N/A
Licensing and advertising fees    1,334,927       16.4%       1,203,848       18.8%          131,079          10.9%
Ticket Service Fees                 536,848        6.6%          22,927        0.4%          513,921        2241.6%
Other revenue                         1,690        0.0%          21,934        0.3%          (20,244)        -92.3%
Franchise fees                      100,000        1.3%       1,015,000       15.8%         (915,000)        -90.1%
                                 ----------      -----       ----------      -----       -----------        ------
Total                            $8,138,670      100.0%      $6,411,077      100.0%      $ 1,727,593          26.9%
                                 ==========      =====       ==========      =====       ===========        ======

Total revenues increased $1,727,593, or 26.9%, from $6,411,077 for the six months ended November 30, 2004 to $8,138,670 for the six months ended November 30, 2005. This increase was generated primarily by ICC project management revenues which realized an increase of $1,445,358 from $4,147,368 for the six months ended November 30, 2004 to $5,592,726 for the six months ended November 30, 2005. This increase resulted from agreements for the construction of 1) the Rio Rancho Events Center in Rio Rancho, New Mexico; 2) the Prescott Valley Convention and Events Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield, Colorado. Project management revenues represented 68.7% of our total revenue for the six months ended November 30, 2005, compared to 64.7% of our total revenue for the six months ended November 30, 2004.

ICC began facility management operations in September 2005, including managing the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio. Facility management revenues totaled $572,479 for the six months ended November 30, 2005 and account for 7.0% of our total revenue for the six months ended November 30, 2005.

Licensing and advertising fees increased $131,079 from $1,203,838 for the six months ended November 30, 2004 to $1,334,927 for the six months ended November 30, 2005. This 10.9% increase resulted primarily from the timing of advertising revenues related to the Central Hockey League's annual conference.

Ticket service fees increased $513,921 from $22,927 for the six months ended November 30, 2004. This increase in ticket service fees occurred as GETTIX began formal operations in September 2004 and has since entered into additional ticketing contracts.

Franchise fee revenue decreased $915,000 from $1,015,000 for the six months ended November 30, 2004 to $100,000 for the six months ended November 30, 2005. This decrease occurred as CHL did not recognize any new franchise sales in the current period. Current period franchise fees relate to the transfer of an existing franchise.

OPERATING COSTS:

                                    Six months                  Six months
                                      ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                                   November 30,     2005       November 30,    2004       Between 2004      Between 2004
                                       2005        Revenue        2004        Revenue        and 2005         and 2005
                                       ----        -------        ----        -------        --------         --------
Operating Costs
Cost of revenues                    $5,167,327      63.5%      $4,107,297      64.0%       $1,060,030           25.8%
General and administrative costs     2,776,438      34.1%       2,235,847      34.9%          540,591           24.2%
                                    ----------      ----       ----------      ----        ----------           ----
Total                               $7,943,765      97.6%      $6,343,144      98.9%       $1,600,621           25.2%
                                    ==========      ====       ==========      ====        ==========           ====

Total operating costs increased by $1,600,621, or 25.2%, from $6,343,144 for the six months ended November 30, 2004 to $7,943,765 for the six months ended November 30, 2005.

Cost of revenue increased by $1,060,030, or 25.8%, from $4,107,297 for the six months ended November 30, 2004 to $5,167,327 for the six months ended November 30, 2005. This increase was primarily related to the requirements of the three project management agreements for the facilities in Rio Rancho, New Mexico, Prescott Valley, Arizona, and Broomfield, Colorado.

General and administrative expenses increased $540,591, or 24.2%, from $2,235,847 for the six months ended November 30, 2004 to $2,776,438 for the six months ended November 30, 2005. General and administrative costs increased primarily as a result of a $130,000 settlement of a previous legal claim for reimbursement of a former CHL player's medical expenses, and also approximately $557,000 from increased expenditures primarily related to additional staffing and overhead expenses of the expanded GETTIX ticketing and ICC facility and project management operations. These expense increases were partially offset by a decrease of approximately $146,000 in the amount due under the joint operating agreement to our joint venture partner, Central Hockey League, Inc.

NET INCOME:

                      Six months                  Six months
                        ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                     November 30,     2005       November 30,    2004       Between 2004      Between 2004
                         2005        Revenue        2004        Revenue        and 2005         and 2005
                         ----        -------        ----        -------        --------         --------
Net income            $146,610        1.8%         $67,935       1.1%          $78,675            115.8%

Net income was $146,610 for the six months ended November 30, 2005, compared to net income of $67,935 for the six months ended November 30, 2004. This increase primarily relates to the increase in ICC project management of three additional facilities compared to the prior period, revenues earned from directly performing facility management of two arenas, as well as the growth of GETTIX ticketing operations into additional venues. These increases were partially offset by a decrease in CHL franchise revenues as no new franchises were sold during the period, and an increase in legal expenses related to the settlement of a claim.

THREE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2004

REVENUES:

                                   Three months                Three months
                                      ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                                   November 30,     2005       November 30,    2004       Between 2004      Between 2004
                                       2005        Revenue        2004        Revenue        and 2005         and 2005
                                       ----        -------        ----        -------        --------         --------
Revenue
Project management fees           $3,120,954        63.3%      $2,648,002       60.7%       $ 472,952           17.9%
Facility management fees             572,479        11.6%              --        0.0%         572,479           N/A
Licensing and advertising fees       649,085        13.2%         656,860       15.0%          (7,775)          -1.2%
Ticket Service Fees                  489,702         9.9%          22,927        0.5%         466,775         2035.9%
Other revenue                          1,677         0.0%          21,916        0.5%         (20,239)         -92.3%
Franchise fees                       100,000         2.0%       1,015,000       23.3%        (915,000)         -90.1%
                                  ----------       -----       ----------      -----        ---------         ------
Total                             $4,933,897       100.0%      $4,364,705      100.0%       $ 569,192           13.0%
                                  ==========       =====       ==========      =====        =========         ======

Total revenues increased $569,192, from $4,364,705 for the three months ended November 30, 2004 to $4,933,897 for the three months ended November 30, 2005.

Project management revenues increased $472,952 from $2,648,002 for the three months ended November 30, 2004 to $3,120,954 for the three months ended November 30, 2005. This increase is attributable to agreements for the construction of the Rio Rancho Events Center, the Prescott Valley Convention and Events Center, and the Broomfield Event Center. Project management revenues represent 63.3% of our total revenue for the three months ended November 30, 2005, compared to 60.7% of our total revenue for the three months ended November 30, 2004.

During the three months ended November 30, 2005 ICC began facility management operations at the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio. Facility management revenues totaled $572,479 for the three months ended November 30, 2005 and account for 11.6% of our total revenue for that period.

Ticket service fees increased $466,775 during the three month period ending November 30, 2005, from $22,927 for the three months ended November 30, 2004. This increase in ticket service fees occurred as GETTIX began formal operations in September 2004 and has since entered into additional ticketing contracts.

Franchise fee revenue decreased $915,000 from $1,015,000 for the three months ended November 30, 2004 to $100,000 for the three months ended November 30, 2005. The CHL did not recognize any new franchise sales in the current period. Current period franchise fees relate to the transfer of an existing franchise.

OPERATING COSTS:

                                   Three months                Three months
                                      ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                                   November 30,     2005       November 30,    2004       Between 2004      Between 2004
                                       2005        Revenue        2004        Revenue        and 2005         and 2005
                                       ----        -------        ----        -------        --------         --------
Operating Costs
Cost of revenues                    $3,124,045      63.3%      $2,929,045      67.1%         $195,000            6.7%
General and administrative costs     1,462,263      29.6%       1,277,193      29.3%          185,070           14.5%
                                    ----------      ----       ----------      ----          --------           ----
Total                               $4,586,308      92.9%      $4,206,238      96.4%         $380,070            9.0%
                                    ==========      ====       ==========      ====          ========           ====

Total operating costs increased by $380,070, or 9.0%, from $4,206,238 for the three months ended November 30, 2004 to $4,586,308 for the three months ended November 30, 2005.

Cost of revenue increased by $195,000, or 6.7%, to $3,124,045 for the three months ended November 30, 2005. This increase was primarily related to the requirements of the three project management agreements for the Rio Rancho Events Center, the Prescott Valley Convention and Events Center, and the Broomfield Event Center.

General and administrative costs increased $185,070, or 14.5%, to $1,462,263 for the three months ended November 30, 2005. This increase relates mostly to the $130,000 settlement of a previous legal claim for reimbursement of a former CHL player's medical expenses, and also approximately $166,000 from increased expenditures primarily related to additional staffing and overhead expenses of the expanded GETTIX ticketing and ICC project and facility management operations. These expense increases were partially offset by a decrease of approximately $111,000 in the amount due under the joint operating agreement to our joint venture partner, Central Hockey League, Inc.

NET INCOME:

                    Three months                Three months
                       ended       Percent of      ended      Percent of    Dollar Change    Percent Change
                    November 30,     2005       November 30,    2004        Between 2004      Between 2004
                        2005        Revenue        2004        Revenue        and 2005         and 2005
                        ----        -------        ----        -------        --------         --------
Net income            $297,894       6.0%        $158,468        3.6%         $139,426           88.0%

Net income was $297,894 for the three months ended November 30, 2005, compared net income of $158,468 for the three months ended November 30, 2004. Again, this increase in net income primarily relates to the increase in ICC project management of three additional facilities compared to the prior period, revenues earned from directly performing facility management of two arenas, as well as the growth of GETTIX ticketing operations into additional venues. These increases were partially offset by a decrease in CHL net income as a result of the decrease in initial franchise revenues and an increase in legal expenses related to the settlement of a prior claim.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of operating capital in the three months ended November 30, 2005 was from CHL league assessments and also project management fees from ICC. Since these fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through franchise fees, project management fees or other sources, and we may need to obtain additional equity or debt financing to supplement potential shortfalls in cash.

In October 2005, we obtained an increase in our revolving line of credit from $1,000,000 to $2,000,000. We have used and expect to continue to use this facility as our working capital needs exceed cash flow from operations. As of November 30, 2005, we had no outstanding balance on this credit facility. We have a borrowing capacity of $1,575,000 as a result of outstanding letters of credit totaling $125,000 in favor of the City of Rio Rancho, NM, and a $300,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, Ohio. No amounts have been drawn upon these letters of credit to date. This credit facility is secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. The facility bears interest at the lender's prime rate, plus 1%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2:1 for each quarter. We must maintain a $0 balance for a consecutive 30 day period during the term of the facility. As of November 30, 2005 management believes we were in compliance with these covenants. The facility will mature on October 12, 2006. There is no assurance that we will obtain a renewal or an increase in this facility. In the event that this credit facility proves insufficient, or in the event that we are unable to continue borrowing under it, we likely would be required to obtain additional equity or debt financing, and the terms of such financing, if it is available at all, may be dilutive to existing stockholders and may be unfavorable to us in other respects. In that case, our financial condition and ability to continue operations could be materially and adversely affected.

For the six months ended November 30, 2005, cash provided / (used) by operating activities totaled $2,491,110 compared to ($285,529) for the six months ended November 30, 2004. Pursuant to our agreement for the development of the Prescott Valley Events Center in Prescott Valley, Arizona we facilitate the payment of fees from the project owner to the general contractor and architect for the project. The increase in cash provided by operations primarily occurred as a result of the timing of cash collections and related disbursements to the general contractor and architect.

Cash used in investing activities totaled $64,927 for the six months ended November 30, 2005, as compared to $142,689 for the six months ended November 30, 2004. The use of funds in both periods relates primarily to the purchase of capital equipment related to the expansion of GETTIX ticketing operations.

Cash related to financing activities totaled $0 for the six months ended November 30, 2005 as compared to cash provided by financing activities of $145,040 for the six months ended November 30, 2004. This decrease in cash is primarily attributable to the use of a credit facility and the repayment of a note assumed in conjunction with the merger with Cragar during the six months ended November 30, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material affect on our results of operations or financial position.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123. See Note 1--Summary of Significant Accounting Policies and Use of Estimates in the accompanying condensed consolidated financial statements for disclosure information regarding pro forma stock option expense.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material affect on our results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In October 2005 Global settled a lawsuit filed by an employee of one of the CHL franchises for an amount of $130,000. The suit was initiated on April 4, 2004 in Nueces County Court, Nueces County, Texas and alleged breach of contract arising out of a dispute over medical claims related to an injury sustained during a CHL game. The $130,000 settlement is included in accrued liabilities as of November 30, 2005.

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

Global is named as a defendant, along with the local municipality, in a lawsuit filed by the family of an employee of the Dodge Arena in Hidalgo, Texas. The suit asks for unspecified damages related to the death of the employee resulting from an accident at the arena. This suit was filed in November 2005 and is pending in the 332nd Judicial District Court of Hidalgo County, Texas. We intend to vigorously defend this action. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. We intend to vigorously defend this action. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective October 18, 2005, holders who held an aggregate of 3,838,171 shares of our common stock, representing 71.8% of our then outstanding shares, delivered written consents to us in lieu of an annual meeting of shareholders. The written consents elected seven members to our board of directors, and also ratified the selection of Semple & Cooper LLP as our independent auditors. We did not solicit these written consents. Information concerning the actions taken were provided to stockholders in our Information Statement on Form 14C filed with the Securities Exchange Commission ("SEC") on September 27, 2005.

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

                           Global Entertainment Corporation
                                    (Registrant)


January 13, 2006           By /s/ Richard Kozuback
                              -----------------------------------
                              Richard Kozuback
                              President & Chief Executive Officer


January 13, 2006           By /s/ J. Craig Johnson
                              -----------------------------------
                              J. Craig Johnson
                              Executive Vice President & Chief Financial Officer

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