Form 10QSB
period 2006-02-28
GLOBAL ENTERTAINMENT CORP
filed 2006-04-14
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 2006

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

Number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2006:

                          COMMON STOCK, $.001 PAR VALUE
                                5,378,492 SHARES

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED FEBRUARY 28, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - As of February 28, 2006
(Unaudited) and May 31, 2005                                                 3

Condensed Consolidated Statements of Operations (Unaudited) -
Nine Months and Three Months Ended February 28, 2006 and 2005                5

Condensed Consolidated Statements of Changes in Stockholders'
Equity - Fiscal Year ended May 31, 2005 and Nine Months Ended
February 28, 2006 (Unaudited)                                                6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Nine Months Ended February 28, 2006 and 2005                                 7

Notes to Condensed Consolidated Financial Statements                         9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           15

Item 3. Controls and Procedures                                             22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 6. Exhibits                                                            23

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           February 28,          May 31,
                                                                              2006                2005
                                                                           ----------          ----------
                                                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                  $1,148,320          $  750,159
Accounts receivable - trade, less allowance for doubtful accounts
 of $14,945 at February 28, 2006 and $20,891 at May 31, 2005                2,812,234           3,660,030
Accounts receivable - related parties and miscellaneous                       103,567              37,873
Prepaid expenses                                                              220,713             106,776
Deferred income tax asset                                                      73,285               8,000
                                                                           ----------          ----------

      TOTAL CURRENT ASSETS                                                  4,358,119           4,562,838

Accounts receivable - trade - long term portion                               450,000                  --

Property and Equipment, net                                                   202,606             167,328

Intangible Assets, net                                                         32,476              41,207

Goodwill                                                                    4,061,466           4,061,466

Non-Marketable Securities                                                      78,489              78,489

Miscellaneous Assets                                                           71,743             102,475
                                                                           ----------          ----------

      TOTAL ASSETS                                                         $9,254,899          $9,013,803
                                                                           ==========          ==========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          February 28,          May 31,
                                                                             2006                2005
                                                                          ----------          ----------
                                                                          (Unaudited)
CURRENT LIABILITIES:
Accounts payable                                                          $1,326,994          $1,558,771
Accounts payable - related party                                                  --              13,252
Accrued liabilities                                                          970,449           1,127,400
Deferred revenues - current portion                                          714,199             421,350
                                                                          ----------          ----------

      TOTAL CURRENT LIABILITIES                                            3,011,642           3,120,773

Deferred revenues                                                            669,403             669,403
Deferred income tax liability                                                 62,000              68,000
                                                                          ----------          ----------

      TOTAL LIABILITIES                                                    3,743,045           3,858,176
                                                                          ----------          ----------
STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; 10,000,000 shares authorized;
 no shares issued or outstanding                                                  --                  --
Common stock - $.001 par value; 50,000,000 shares authorized;
 5,378,492 and 5,345,738 shares issued and outstanding as of
 February 28, 2006 and May 31, 2005, respectively                              5,378               5,346
Paid-in capital                                                            5,166,816           5,053,098
Accumulated earnings                                                         339,660              97,183
                                                                          ----------          ----------

      TOTAL STOCKHOLDERS' EQUITY                                           5,511,854           5,155,627
                                                                          ----------          ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $9,254,899          $9,013,803
                                                                          ==========          ==========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                     FEBRUARY 28, 2006 AND 2005 (UNAUDITED)

                                             For the nine months ended           For the three months ended
                                         February 28,       February 28,       February 28,       February 28,
                                             2006               2005               2006               2005
                                         ------------       ------------       ------------       ------------
Revenues
  Project management fees                $  6,387,092       $  5,521,439       $    794,366       $  1,374,071
  Facility management fees                  1,203,067                 --            630,588                 --
  Licensing and advertising fees            2,054,121          2,334,498            719,194          1,130,650
  Ticket service fees                       1,203,204            119,891            666,356             96,964
  Franchise fees                              150,000          1,015,000             50,000                 --
  Other revenue                                 7,392             41,513              5,702             19,579
                                         ------------       ------------       ------------       ------------
                                           11,004,876          9,032,341          2,866,206          2,621,264
                                         ------------       ------------       ------------       ------------
Operating Costs
  Cost of revenues                          6,530,595          5,307,594          1,363,268          1,200,297
  General and administrative costs          4,239,186          3,584,774          1,462,748          1,348,927
                                         ------------       ------------       ------------       ------------
                                           10,769,781          8,892,368          2,826,016          2,549,224
                                         ------------       ------------       ------------       ------------

Income from Operations                        235,095            139,973             40,190             72,040

Other Income (Expense)
  Interest income                               7,414                  2              2,836                 --
  Interest expense                            (10,317)            (5,116)            (4,444)            (5,116)
                                         ------------       ------------       ------------       ------------

Income Before Income Taxes                    232,192            134,859             38,582             66,924
Income Tax Benefit                             10,285                 --             57,285                 --
                                         ------------       ------------       ------------       ------------

Net Income                               $    242,477       $    134,859       $     95,867       $     66,924
                                         ============       ============       ============       ============


Income Per Share - basic                 $       0.05       $       0.03       $       0.02       $       0.01
                                         ============       ============       ============       ============
Weighted average shares outstanding
  - basic                                   5,346,583          5,343,128          5,348,302          5,345,738
                                         ============       ============       ============       ============

Income Per Share -  diluted              $       0.04       $       0.02       $       0.02       $       0.01
                                         ============       ============       ============       ============
Weighted average shares outstanding
  - diluted                                 5,647,062          5,514,338          5,684,406          5,533,647
                                         ============       ============       ============       ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED MAY 31, 2004 AND THE
                       NINE MONTHS ENDED FEBRUARY 28, 2005


                                                   Common Stock
                                                -------------------        Paid-in       Accumulated
                                                Shares       Amount        Capital        Earnings          Total
                                                ------       ------        -------        --------          -----
Balance at May 31, 2004                       5,338,238      $5,338      $4,981,156      $(338,578)      $4,647,916

Options issued for services                          --          --          43,200             --           43,200

Issuance of common stock                          2,500           3          11,247             --           11,250
 for services

Exercise of options                               5,000           5          17,495             --           17,500

Net income for year ended
 May 31, 2005                                        --          --              --        435,761          435,761
                                              ---------      ------      ----------      ---------       ----------

Balance at May 31, 2005                       5,345,738       5,346       5,053,098         97,183        5,155,627

Exercise of options (Unaudited)                  32,754          32         113,718             --          113,750

Net income for nine months ended
 February 28, 2006 (Unaudited)                       --          --              --        242,477          242,477
                                              ---------      ------      ----------      ---------       ----------

Balance at February 28, 2006 (Unaudited)      5,378,492      $5,378      $5,166,816      $ 339,660       $5,511,854
                                              =========      ======      ==========      =========       ==========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 (UNAUDITED)

                                                                              For the nine months ended
                                                                           February 28,          February 28,
                                                                               2006                  2005
                                                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   242,477           $   134,859
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation and amortization                                              89,537                46,279
     Deferred income taxes                                                     (71,285)                   --
     Issuance of stock and options for services                                     --                54,450
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade, net                                                            397,796            (1,393,826)
       - related party and miscellaneous                                       (65,694)                9,072
     Prepaid expenses                                                         (113,937)               (1,326)
     Miscellaneous assets                                                       30,732                (1,500)
     Accounts payable
       - trade                                                                (231,777)              365,789
       - related party                                                         (13,252)               (3,116)
     Accrued liabilities                                                      (156,951)             (155,954)
     Deferred revenues                                                         292,849               492,973
                                                                           -----------           -----------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:              400,495              (452,300)
                                                                           -----------           -----------
CAFLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                    (112,227)             (169,646)
  Proceeds from sale of fixed assets                                             1,941                    --
  Purchase of patents and trademarks                                            (5,798)               (2,104)
  Increase in goodwill                                                              --                (4,960)
                                                                           -----------           -----------
             NET CASH USED IN INVESTING ACTIVITES:                            (116,084)             (176,710)
                                                                           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                           150,000               399,000
  Repayment of debt                                                           (150,000)             (149,999)
  Stock options exercised                                                      113,750                17,500
                                                                           -----------           -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES:                        113,750               266,501
                                                                           -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                          398,161              (362,509)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                                750,159               483,773
                                                                           -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD:                                  $ 1,148,320           $   121,264
                                                                           ===========           ===========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 (UNAUDITED)
                                   (CONTINUED)

                                                             For the nine months ended
                                                           February 28,        February 28,
                                                              2006                2005
                                                           ----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                 $   10,317          $    5,116
                                                           ==========          ==========

  Cash paid during the period for income taxes             $  179,256          $    8,257
                                                           ==========          ==========

NON-CASH INVENSTING AND FINANCE ACTIVITIES
  Stock and options issued for services                    $       --          $   54,450
                                                           ==========          ==========

  Stock options exercised                                  $       --          $   17,500
                                                           ==========          ==========


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Global Entertainment Corporation ("Global") and its wholly owned subsidiaries, Western Professional Hockey League Inc. ("WPHL") dba Central
Hockey League ("CHL"), International Coliseums Company, Inc. ("ICC"), Global Entertainment Marketing Systems ("GEMS"), Cragar Industries, Inc. ("Cragar"), Global Entertainment Ticketing ("GETTIX"), and Encore Facility Management ("Encore") (collectively referred to as "we", "our", "us", or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the nine month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006 or for any other period. For further information, refer to the financial statements and footnotes included in our annual report on Form-10KSB for the year ended May 31, 2005.

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

LICENSING AND ADVERTISING FEES: Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 12 teams

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

from the WPHL pay an extra $10,000 annually to cover Global's costs. The fees are recognized proportionately over the year. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell, market and promote the CRAGAR(R) brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

PROJECT MANAGEMENT FEES: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction and financing of municipal venues. This is recognized as revenue ratably over the duration of the contracts. Project management fees also include amounts billed by the Company relating to furniture fixtures and equipment, architecture fees, and other amounts incurred by the Company on behalf of municipalities. The related revenue and expense for these amounts are recognized in the period incurred. Revenues and costs from fixed-price and modified fixed-price construction contracts, if any, will be recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent"

FACILITY MANAGEMENT FEES: Encore receives a fee for managing the operations of various municipal venues. These activities include developing operating procedures and manuals, hiring all staff, supporting sales and marketing, location maintenance, concessions coordination, preparing annual budgets, and securing and promoting events. Revenues from facility management services are recognized as services are rendered and consist of contract fees, which reflect the total price of such services. Where the Company principally manages people who are employees at the facility, the payroll costs from such employees are recognized by the Company and are included in "Cost of revenues".

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

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

share. As of February 28, 2006 and 2005 there were 690,983 and 562,983 potentially dilutive securities outstanding, respectively.

As of February 28, 2006 there were 712,500 options and 59,960 warrants outstanding to purchase common stock. As of February 28, 2005 there were 602,523 options and 60,460 warrants outstanding to purchase common stock.

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

                                                              For the nine months ended
                                                           February 28,         February 28,
                                                              2006                 2005
                                                           ----------           -----------
                                                           (Unaudited)          (Unaudited)
Net income, as reported                                    $  242,477           $   134,859
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                  (366,926)             (353,553)
                                                           ----------           -----------

Pro forma net loss                                         $ (124,449)          $  (218,694)
                                                           ==========           ===========
INCOME / (LOSS) PER SHARE:
  Basic, as reported                                       $     0.05           $      0.03
                                                           ==========           ===========

  Basic, pro forma                                         $    (0.02)          $     (0.04)
                                                           ==========           ===========
INCOME / (LOSS) PER SHARE:
  Diluted, as reported                                     $     0.04           $      0.02
                                                           ==========           ===========

  Diluted, pro forma                                       $    (0.02)          $     (0.04)
                                                           ==========           ===========

The fair value of option grants is based on the Black Scholes option-pricing model with the following weighted average assumptions:

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

Option issue dates          8/1/2004      6/1/2005      9/8/2005      11/18/2005
                            --------      --------      --------      ----------

Expected volatility          50.32%        40.83%        35.86%         35.91%
Risk-free interest rate       4.50%         3.91%         4.15%          4.50%
Expected dividends             --             --            --            --
Expected life               10 Years      10 Years      10 Years       10 Years
Option Value                 $4.50         $3.13         $3.55          $4.72

--------------------------------------------------------------------------------
                                     NOTE 2
                                     EQUITY
--------------------------------------------------------------------------------

During the nine months ended February 28, 2006, we issued options to purchase 156,477 shares of common stock to various directors and employees. Seventy thousand options granted during the period had an exercise price of $5.40, five thousand options granted during the period had an exercise price of $6.50, and eighty one thousand four hundred seventy seven options granted during the period had an exercise price of $8.50. All options granted during the nine months ended February 28, 2006 have a term of ten (10) years. During the three months ended February 28, 2006 we did not issue options to purchase shares of common stock.

During the nine months ended February 28, 2005, we issued options to purchase 123,500 shares of common stock to various directors, managers, and consultants. During the three months ended February 28, 2005, we issued options to purchase 100,000 shares of common stock. Options totaling 23,500 granted during the nine months ended February 28, 2005 had an exercise price of $4.50 per share and options totaling 100,000 had an exercise price of $5.75 per share. All options granted during the nine months ended February 28, 2005 have a term of ten (10) years.

--------------------------------------------------------------------------------
                                     NOTE 3
                                 LINE OF CREDIT
--------------------------------------------------------------------------------

In October 2005, we obtained an increase in our revolving line of credit from $1,000,000 to $2,000,000. As of February 28, 2006, we have no outstanding balance on this credit facility. We have a borrowing capacity of $1,700,000 as a result of a $300,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of February 28, 2006, the applicable interest rate was 8.5%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of February 28, 2006, management believes we were in compliance with these covenants. The facility will mature on October 12, 2006.

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

--------------------------------------------------------------------------------
                                     NOTE 5
                                  INCOME TAXES
--------------------------------------------------------------------------------

The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate statutory income tax rate to income before income taxes primarily as a result of net operating loss carryforwards and other permanent differences.

--------------------------------------------------------------------------------
                                     NOTE 6
                                  JOINT VENTURE
--------------------------------------------------------------------------------

During the period, we entered into a joint venture partnership agreement with Prescott Valley Signature Entertainment, LLC. This joint venture was formed to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona through the Pre-Annexation Development Agreement with the Town of Prescott Valley. Global is the managing member of Prescott Valley Events Center, LLC ("PVEC") (the joint venture entity) and is responsible for the planning, promotion and fulfillment of the joint venture operations. Each member paid $1,000 for a 50% interest in the joint venture. We will also contribute $250,000 as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1,500,000 as preferred capital. Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations or construction, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. Upon completion of the Prescott Valley Events Center the Company has a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing the 1) an initial contribution by PVEC of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee of approximately $250,000. As of February 28, 2006 we believe the likelihood and amount of payments under this guarantee is negligible and, as such, have recorded no value to the guarantee.

We did not earn income from PVEC for the three and nine months ending February 28, 2006.

During the three months ending February 28, 2006 we purchased a liquor license to be used in the operations of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under "Account receivable - miscellaneous and related parties" as of February 28, 2006.

--------------------------------------------------------------------------------
                                     NOTE 7
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On April 7, 2006 the Company completed a private placement of 1,079,000 shares of its common stock to select qualified institutional and other investors at a price of $5.75 per share for aggregate gross proceeds of approximately $6.2 million. Expenses related to the offering, including commissions of the placement agents, legal fees and other expenses incurred by the Company are estimated to equal approximately 15% of the gross proceeds. Global Entertainment also granted to the investors and placement agents warrants to acquire an aggregate 215,800 shares of its common stock at an exercise price of $7.10 per share, exercisable for a period of five years.

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

OVERVIEW - COMPANY DESCRIPTION

Global Entertainment Corporation (referred to in this quarterly report as "we," "us," "Global" or "GEC") is an integrated event and entertainment company that is engaged, through its six wholly owned subsidiaries, in sports management, multi-purpose events center and related real estate development, venue marketing and licensing, venue ticketing, facility management and brand licensing. We are primarily focused on projects located in mid-size communities.

Pursuant to a joint operating agreement between us and Central Hockey League, Inc., WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the "CHL"), which currently consists of eighteen teams located in mid-market communities throughout the central and southwestern regions of the United States.

ICC develops and manages multipurpose events centers in mid-market communities. ICC enables us to secure a professional minor league hockey team as a primary tenant in facilities that we develop or manage, which promotes the development of the CHL by assisting potential franchisees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between ICC and WPHL is a key factor in the viability of a managed multi-purpose entertainment facility.

Global Entertainment Marketing Systems ("GEMS"), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts.

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

Global Entertainment Ticketing, Inc. ("GETTIX") is a third party provider of ticketing services for the multipurpose event centers developed by ICC, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX provides a full in-house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and full marketing resources.

Encore Facility Management is a single source management entity that provides a full complement of multi-purpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, sales and marketing (through GEMS), arena/event ticketing (through GETTIX), event bookings, and food and beverage. Encore is involved with facility management of multi-purpose events centers developed by ICC and contract agreements entered into with independent facilities. Facility management operations are conducted under separate limited liability companies established by the Company.

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

NINE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2005

REVENUES:

                                     Nine months                 Nine months                    Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2006      February 28,     2005       Between 2005    Between 2005
                                        2006         Revenue        2005        Revenue        and 2006        and 2006
                                     ----------     -------      ------------   -------        --------        --------
Revenue
Project management fees             $ 6,387,092       58.0%      $5,521,439       61.1%      $   865,653        15.7%
Facility management fees              1,203,067       10.9%              --        0.0%        1,203,067         N/A
Licensing and advertising fees        2,054,121       18.7%       2,334,498       25.8%         (280,377)      -12.0%
Ticket Service Fees                   1,203,204       10.9%         119,891        1.3%        1,083,313       903.6%
Other revenue                             7,392        0.1%          41,513        0.5%          (34,121)      -82.2%
Franchise fees                          150,000        1.4%       1,015,000       11.2%         (865,000)      -85.2%
                                    -----------      -----       ----------      -----       -----------      ------
Total                               $11,004,876      100.0%      $9,032,341      100.0%      $ 1,972,535        21.8%
                                    ===========      =====       ==========      =====       ===========      ======

Total revenues increased $1,972,535, or 21.8%, from $9,032,341 for the nine months ended February 28, 2005 to $11,004,876 for the nine months ended February 28, 2006. Encore's facility management revenues were the leading contributor to this increase. The Company began facility management operations in September 2005, including managing the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio. Facility management revenues totaled $1,203,067 for the nine months ended February 28, 2006 and account for 10.9% of our total revenue for the nine months ended February 28, 2006.

Project management revenues realized an increase of $865,653 from $5,521,439 for the nine months ended February 28, 2005 to $6,387,092 for the nine months ended February 28, 2006. This increase resulted from ICC agreements for the construction of 1) the Rio Rancho Events Center in Rio Rancho, New Mexico; 2) the Prescott Valley Convention and Events Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield, Colorado. Project management revenues represented 58% of our total revenue for the nine months ended February 28, 2006, compared to 61.1% of our total revenue for the nine months ended February 28, 2005.

Licensing and advertising fees decreased $280,377 from $2,334,498 for the nine months ended February 28, 2005 to $2,054,121 for the nine months ended February 28, 2006. This 12% decrease resulted primarily from a CHL sponsorship agreement for approximately $170,000 that expired and was not renewed and as revenues during the nine months ended February 28, 2005 include commissions for the Larimer County, Colorado Fair Grounds that contributed approximately $200,000 in revenues. These decreases were partially offset as a result of the timing of advertising revenues related to the Central Hockey League's annual conference.

Ticket service fees increased $1,083,313 from $119,891 for the nine months ended February 28, 2005. This increase in ticket service fees occurred as GETTIX began formal operations in September 2004 and has since entered additional ticketing contracts including ticketing of the Chevrolet Centre in Youngstown, Ohio (an Encore managed facility).

Franchise fee revenue decreased $865,000 from $1,015,000 for the nine months ended February 28, 2005 to $150,000 for the nine months ended February 28, 2006. This decrease occurred as CHL did not recognize any new franchise sales in the current period. Current period franchise fees relate to existing franchise transfers.

OPERATING COSTS:

                                     Nine months                 Nine months                    Dollar         Percent
                                        ended      Percent of      ended       Percent of       Change          Change
                                     February 28,     2006       February 28,     2005       Between 2005    Between 2005
                                        2006        Revenue         2005        Revenue        and 2006        and 2006
                                     ----------     -------      -----------    -------        --------        --------
Operating Costs
  Cost of revenues                  $ 6,530,595       59.4%      $5,307,594       58.8%       $ 1,223,001        23.0%
  General and administrative costs    4,239,186       38.5%       3,584,774       39.7%           654,412        18.3%
                                    -----------      -----       ----------      -----        -----------       ------
  Total                             $10,769,781       97.9%      $8,892,368       98.5%       $ 1,877,413        21.1%
                                    ===========      =====       ==========      =====        ===========       ======

Total operating costs increased by $1,877,413, or 21.1%, from $8,892,368 for the nine months ended February 28, 2005 to $10,769,781 for the nine months ended February 28, 2006.

Cost of revenue increased by $1,223,001, or 23%, from $5,307,594 for the nine months ended February 28, 2005 to $6,530,595 for the nine months ended February 28, 2006. This increase was primarily related to the requirements of the three project management agreements for the facilities in Rio Rancho, New Mexico, Prescott Valley, Arizona, and Broomfield, Colorado, and costs associated with facility management of the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio.

General and administrative expenses increased $654,412, or 18.3%, from $3,584,774 for the nine months ended February 28, 2005 to $4,239,186 for the nine months ended February 28, 2006. General and administrative costs increased primarily as a result of a $130,000 settlement of a previous legal claim for reimbursement of a former CHL player's medical expenses, and also approximately $724,000 from increased expenditures primarily related to additional staffing and overhead expenses of the expanded GETTIX ticketing, ICC project management operations, and Encore facility management operations. These expense increases were partially offset by a decrease of approximately $200,000 in the amount due under the joint operating agreement to our joint venture partner, Central Hockey League, Inc. We anticipate general and administrative costs will continue to increase to meet the requirements of our expanding operations.

NET INCOME:

                                     Nine months                 Nine months                    Dollar         Percent
                                        ended      Percent of       ended      Percent of       Change          Change
                                     February 28,     2006       February 28,     2005       Between 2005    Between 2005
                                        2006        Revenue         2005        Revenue        and 2006        and 2006
                                     ----------     -------      -----------    -------        --------        --------
Net income                           $ 242,477        2.2%        $ 134,859       1.5%         $ 107,618         79.8%

Net income was $242,477 for the nine months ended February 28, 2006, compared to net income of $134,859 for the nine months ended February 28, 2005. Contributing to this increase was a current period credit of approximately $63,000 relating to net operating loss carryforwards and other permanent differences. Other factors contributing to the increase include the growth of GETTIX ticketing operations into additional venues, ICC project development of two additional facilities compared to the prior period, and amounts earned from directly performing facility management of two arenas. These increases were partially offset by a decrease in CHL earnings as no new franchises were sold during the current period, and an increase in legal expenses related to the settlement of a claim.

THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2005

REVENUES:

                                     Three months                Three months                   Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2006      February 29,     2005       Between 2005    Between 2005
                                        2006         Revenue        2005        Revenue        and 2006        and 2006
                                     ----------      -------     ------------   -------        --------        --------
Revenue
  Project management fees             $  794,366       27.8%      $1,374,071      52.4%       $(579,705)        -42.2%
  Facility management fees               630,588       22.0%              --       0.0%         630,588           N/A
  Licensing and advertising fees         719,194       25.1%       1,130,650      43.1%        (411,456)        -36.4%
  Ticket Service Fees                    666,356       23.2%          96,964       3.7%         569,392         587.2%
  Other revenue                            5,702        0.2%          19,579       0.8%         (13,877)        -70.9%
  Franchise fees                          50,000        1.7%              --       0.0%          50,000           N/A
                                      ----------      -----       ----------     -----        ---------        ------
  Total                               $2,866,206      100.0%      $2,621,264     100.0%       $ 244,942           9.3%
                                      ==========      =====       ==========     =====        =========        ======

Total revenues increased $244,942, from $2,621,264 for the three months ended February 28, 2005 to $2,866,206 for the three months ended February 28, 2006.

Project management revenues decreased $579,705 from $1,374,071 for the three months ended February 28, 2005 to $794,366 for the three months ended February 28, 2006. This decrease occurred primarily as ICC completed the contract for the Chevrolet Centre in Youngstown, Ohio. The Youngstown contract generated more revenue than the current three projects as ICC incurred higher amounts of furniture fixtures and equipment, architecture fees and other amounts on behalf of the project owner. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represent 27.7% of our total revenue for the three months ended February 28, 2006, compared to 52.4% of our total revenue for the three months ended February 28, 2005.

During the current fiscal year the Company began facility management operations at the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio. Facility management revenues totaled $630,588 for the three months ended February 28, 2006 and account for 22% of our total revenue for the three months ending February 28, 2006.

Licensing and advertising fees decreased $411,456 from $1,130,650 for the three months ended February 28, 2005 to $719,194 for the three months ended February 28, 2006. This 36.4% decrease resulted primarily from a CHL sponsorship agreement for approximately $170,000 that expired and was not renewed and as revenues during the nine months ended February 28, 2005 include commissions for the Larimer County, Colorado Fair Grounds that contributed approximately $200,000 in revenues.

Ticket service fees increased $569,392 during the three month period ending February 28, 2006, from $96,964 for the three months ended February 28, 2005 to $666,356 for the three months ended February 28, 2006. This increase in ticket service fees occurred as GETTIX began formal operations in September 2004 and has since entered into additional ticketing contracts.

Franchise fee revenue increased $50,000 from $0 for the three months ended February 28, 2005 to $50,000 for the three months ended February 28, 2006. The CHL did not recognize any new franchise sales in the current period. Current period franchise fees relate to the transfer of an existing franchise.

OPERATING COSTS:

                                     Three months                Three months                  Dollar         Percent
                                        ended       Percent of      ended      Percent of      Change          Change
                                     February 28,      2006      February 29,     2005      Between 2005    Between 2005
                                        2006         Revenue        2005        Revenue       and 2006        and 2006
                                     ----------      -------     ------------   -------       --------        --------
Operating Costs
  Cost of revenues                    $1,363,268       47.6%      $1,200,297      45.8%      $ 162,971          13.6%
  General and administrative costs     1,462,748       51.0%       1,348,927      51.5%        113,821           8.4%
                                      ----------      -----       ----------     -----       ---------         -----
  Total                               $2,826,016       98.6%      $2,549,224      97.3%      $ 276,792          10.9%
                                      ==========      =====       ==========     =====       =========         =====

Total operating costs increased by $276,792, or 10.9%, from $2,549,224 for the three months ended February 28, 2005 to $2,826,016 for the three months ended February 28, 2006.

Cost of revenue increased by $162,971, or 13.6%, to $1,363,268 for the three months ended February 28, 2006. This increase relates primarily to requirements of managing the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio and fees resulting from increased ticket sales.

General and administrative costs increased $113,821, or 8.4%, to $1,462,748 for the three months ended February 28, 2006. This increase relates mostly to approximately $169,000 from increased expenditures primarily related to additional staffing and overhead expenses of the expanded GETTIX ticketing and ICC project and facility management operations. These expense increases were partially offset by a decrease of approximately $55,000 in the amount due under the joint operating agreement to our joint venture partner, Central Hockey League, Inc.

NET INCOME:

                                     Three months                Three months                  Dollar         Percent
                                        ended       Percent of      ended      Percent of      Change          Change
                                     February 28,      2006      February 29,     2005      Between 2005    Between 2005
                                        2006         Revenue        2005        Revenue       and 2006        and 2006
                                     ----------      -------     ------------   -------       --------        --------
Net income                            $ 95,867         3.3%       $ 66,924        2.6%        $ 28,943          43.2%

Net income was $95,867 for the three months ended February 28, 2006, compared net income of $66,924 for the three months ended February 28, 2005. Contributing to this increase was a current period credit of approximately $63,000 relating to net operating loss carryforwards and other permanent differences. Increase in net income related to the growth of GETTIX ticketing operations into additional venues was offset by a decrease in CHL net income as no new franchises were sold in the current period, the decrease in CHL corporate sponsorships, and a decrease in GEMS net income relating to a decrease in commissions.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of operating capital in the three months ended February 28, 2006 was from CHL league assessments and also project management fees from ICC. Since these fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through franchise fees, project management fees or other sources.

In October 2005, we obtained an increase in our revolving line of credit from $1,000,000 to $2,000,000. We have used and expect to continue to use this facility as our working capital needs exceed cash flow from operations. As of February 28, 2006, we had no outstanding balance on this credit facility. We have a borrowing capacity of $1,700,000 as a result of a $300,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, Ohio. No amounts have been drawn upon this letter of credit to date. This credit facility is secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. The facility bears interest at the lender's prime rate, plus 1%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2:1 for each quarter. We must maintain a $0 balance for a consecutive 30 day period during the term of the facility. As of February 28, 2006 management believes we were in compliance with these covenants. The facility will mature on October 12, 2006. There is no assurance that we will obtain a renewal or an increase in this facility. In the event that this credit facility proves insufficient, or in the event that we are unable to continue borrowing under it, we likely would be required to obtain additional equity or debt financing, and the terms of such financing, if it is available at all, may be dilutive to existing stockholders and may be unfavorable to us in other respects. In that case, our financial condition and ability to continue operations could be materially and adversely affected.

For the nine months ended February 28, 2006, cash provided by operating activities totaled $400,495 compared to cash used in operating activities of $452,300 for the nine months ended February 28, 2005. The increase in cash provided by operations primarily occurred as a result of the timing of collections on accounts receivables, partially offset by a decrease in accounts payable relating to the timing of vendor payments.

Cash used in investing activities totaled $116,083 for the nine months ended February 28, 2006, as compared to $176,710 for the nine months ended February 28, 2005. The use of funds in both periods relates primarily to the purchase of capital equipment related to the expansion of GETTIX ticketing operations.

Cash related to financing activities totaled $113,750 for the nine months ended February 28, 2006 as compared to cash provided by financing activities of $266,501 for the nine months ended February 28, 2005. Cash provided during the nine months ended February 28, 2006 relates to the exercise of stock options; cash provided during the nine months ended February 28, 2005 related to the use of a credit facility, partially offset by the repayment of a note assumed in conjunction with the merger with Cragar.

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

On April 7, 2006 the Company completed a private placement of 1,079,000 shares of its common stock. See related description of this transaction under Part II, "Sale of Unregistered Equity Securities and Use of Proceeds".

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

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123. See Note 1--Summary of Significant Accounting Policies and Use of Estimates in the accompanying condensed consolidated financial statements for disclosure information regarding pro forma stock option expense.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                           Global Entertainment Corporation
                                    (Registrant)



April 14, 2006             By /s/ Richard Kozuback
                              --------------------------------------------------
                              Richard Kozuback
                              President & Chief Executive Officer



April 14, 2006             By /s/ J. Craig Johnson
                              --------------------------------------------------
                              J. Craig Johnson
                              Executive Vice President & Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT

31.1* Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer

31.2*   Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by
        J. Craig Johnson, Executive Vice President & Chief Financial Officer

32** Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and J. Craig Johnson, Executive Vice President & Chief Financial Officer

----------
*  Filed herewith.
** Furnished herewith.