Form 10KSB
period 2006-05-31
GLOBAL ENTERTAINMENT CORP
filed 2006-08-30
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended May 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                        Commission File Number 000-50643

                        GLOBAL ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

            Nevada                                          86-0933274
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4909 East McDowell Road, Suite 104, Phoenix, AZ             85008-4293
  (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (480) 994-0772

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [X]

     Issuer's revenues for its most recent fiscal year were $14,265,558

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $13,409,627 based on the closing price of $5.45 per share at August 15, 2006, as reported on the American Stock Exchange.

     At August 15, 2006 6,487,492 shares of Global Entertainment Corporation common stock were outstanding.

     Documents incorporated by reference: Specified portions of Global Entertainment Corporation's Proxy Statement or Information Statement to be filed with the Commission on or before September 28, 2006 in connection with its 2006 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        GLOBAL ENTERTAINMENT CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                                      INDEX

PART I.
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             14
Item 3.  Legal Proceedings                                                   14

PART II.
Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchase of Equity Securities                       15
Item 6.  Management's Discussion and Analysis                                16
Item 7.  Financial Statements                                                28
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                57
Item 8A. Controls and Procedures                                             57

PART III.
Item 9.  Directors and Executive Officers of the Registrant; Compliance
         With Section 16(a) of the Exchange Act                              57
Item 10. Executive Compensation                                              57
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     57
Item 12. Certain Relationships and Related Transactions                      58
Item 13. Exhibits                                                            58
Item 14. Principal Accountant Fees and Services                              58

     This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Global Entertainment Corporation that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Global Entertainment Corporation's management. Words such as "outlook," "believes," "expects," "appears," "may," "will," "should," "anticipates" or the negative or correlations thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified in Item 6, Management's Discussion and Analysis--Factors That May Affect Future Results, and other risks identified herein and in future SEC filings and public announcements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update publicly any forward-looking statements.

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Global Entertainment Corporation (referred to in this annual report as "we," "us," "Global" or "GEC") is an integrated event and entertainment company that is engaged, through its six wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, venue ticketing and brand licensing. We are primarily focused on projects located in mid-size communities. We were organized as a Nevada corporation on August 20, 1998, under the name Global II, Inc. In April 2000, Global II acquired all of the outstanding shares of Western Professional Hockey League, Inc. ("WPHL") from WPHL Holdings, Inc., a British Columbia, Canada corporation. Contemporaneously with the acquisition of WPHL, we changed our name to Global Entertainment Corporation.

     Our six subsidiaries are Western Professional Hockey League, International Coliseums Company, Global Entertainment Marketing Systems, Cragar Industries, Global Entertainment Ticketing, and Encore Facility Management.

     Pursuant to a joint operating agreement between us and Central Hockey League, Inc., Western Professional Hockey League operates and manages a minor professional hockey league known as the Central Hockey League (the "CHL"), which currently consists of 18 teams located in mid-market communities throughout the Central and Western regions of the United States.

     International Coliseums Company, Inc. ("ICC") develops and manages multipurpose events centers in mid-market communities. ICC's development of multipurpose events centers promotes the development of the CHL by assisting potential franchisees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between ICC and WPHL is a key factor in the viability of a managed multipurpose entertainment facility.

     Global Entertainment Marketing Systems ("GEMS"), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income ("COI") sources such as facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts.

     In March 2004, we completed a merger with Cragar Industries, Inc., a licensor of a well-known automotive aftermarket wheel trademark and brand - CRAGAR(R). Our expertise gained through the operation and management of the CHL and related activities blends with the development of additional licensing and marketing opportunities for CRAGAR(R) branded products

     In June 2004, we formed Global Entertainment Ticketing, Inc. ("GETTIX"), a third party provider of ticketing services for the multipurpose event centers developed by ICC, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX provides a full in-house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and full marketing resources.

     In February 2006, we formed Encore Facility Management ("Encore"), a single source management entity that provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, sales and marketing (through GEMS), arena/event ticketing (through GETTIX), event bookings, and food and beverage. Encore is currently involved with facility management of two multipurpose events centers developed by ICC. Facility management operations are conducted under separate limited liability companies established by the Company.

BUSINESSES AND MARKETS

MINOR PROFESSIONAL HOCKEY LEAGUE BUSINESS

     A primary component of our business is the operation of the CHL, a minor professional hockey league. We believe that the CHL offers a unique entertainment alternative that is not typically available to individuals living in our targeted mid-sized communities in the U.S., and that the affordable nature of tickets, refreshments, and merchandise at CHL events allows access to families and individuals at all levels of income. The introduction of a CHL franchise in these mid-sized communities offers several potential benefits to CHL franchisees, including:

     * marketing and sponsorship opportunities through the CHL's diverse fan base;
     *    increased  revenue  through  sales of  team-licensed  products  and;
     * opportunities to network with surrounding communities and creation of team rivalries.

     The introduction of a CHL franchise also offers several potential benefits to the small- to mid-sized community in which each CHL franchise is located, including:

     * increased tax revenue through direct ticket, refreshment and licensing sales at professional minor league hockey games and other events as well as indirect increases in sales at restaurants, stores and hotels surrounding the arena in which the CHL franchise plays;
     * increased job opportunities for community citizens working for the CHL franchise or arena as well as surrounding businesses; and
     * enhanced development of property located near the multipurpose event facility.

     WPHL operates the CHL. During the 2006/2007 season the league will consist of 18 teams located in mid-sized communities throughout the Central and Western regions of the United States. WPHL franchises 14 of the teams that constitute the CHL and Central Hockey League, Inc. franchises the remaining 4 teams that constitute the CHL. Pursuant to a joint operating agreement with Central Hockey League, Inc., WPHL jointly manages and operates the league under the Central Hockey League name. WPHL also provides ongoing support and assistance to CHL teams in accounting, ticket sales, marketing, hockey operations, franchise development, and media services. The WPHL provides operational manuals for each team to utilize as a guide and point of reference. In addition, yearly league conferences are held to provide team owners an opportunity to meet with other franchisees and discuss operational concerns.

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

     The 18 teams of which the CHL will consist during the 2006/2007 season are divided into 4 divisions: Northeast, Northwest, Southeast and Southwest, as follows:

    Northeast                        Northwest                   Southeast                Southwest
    ---------                        ---------                   ---------                ---------
Bossier-Shreveport Mudbugs        Colorado Eagles            Austin Ice Bats          Amarillo Gorillas
(Bossier City, LA)                (Windsor, CO)              (Austin, TX)             (Amarillo, TX)
Tulsa Oilers                      Rocky Mountain Rage        Laredo Bucks             Odessa Jackalopes
(Tulsa, OK)                       (Broomfield, CO)           (Laredo, TX)             (Odessa, TX)
Memphis RiverKings                Wichita Thunder            Corpus Christi Rayz      Lubbock CottonKings
(Southaven, MS)                   (Wichita, KS)              (Corpus Christi, TX)     (Lubbock, TX)
Youngstown Steelhounds            Oklahoma City Blazers      Rio Grande Valley        New Mexico Scorpions
(Youngstown, OH)                  (Oklahoma City, OK)        Killer Bees              (Albuquerque, NM)
Fort Worth Brahmas*                                          (Hildago, TX)            Arizona Sun Dogs
(Fort Worth, TX)                                                                      (Prescott Valley, AZ)

----------
* The Fort Worth Brahmas will not participate in the 2006-2007 season as they are currently seeking a new facility. This team retains its active membership in the league and is expected to resume play in the 2007-2008 season.

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

     * PROXIMITY TO EXISTING FRANCHISES. The WPHL seeks to grant franchises sufficiently close to existing teams to reduce travel expenses incurred by each team, but sufficiently far away from existing teams to allow each team to have ample fan support.
     * ARENA AVAILABILITY. Because an arena is essential to a franchise's operations, the WPHL investigates the availability of an existing arena and assists in negotiating the arena lease. If no arena is available, the WPHL, through its affiliate ICC, works with the prospective franchise and the municipality to provide a multipurpose arena.
     * MARKET AND DEMOGRAPHIC DATA. The WPHL performs a detailed review of a prospective market's demographics, including the number of households, average income per household, median income, prevailing wage data, and additional general market data, to determine the suitability of the market for a franchise.
     * EXISTING COMPETITION. The WPHL seeks to grant franchises where the new franchises will not have direct competition with other hockey teams or other major sports franchises. We believe the absence of direct competition in a market allows a franchise to more easily develop fan support.

     HISTORICAL FRANCHISE ATTENDANCE. The following table reflects attendance at CHL events over the last five seasons.

(Unaudited)        2001/02      2002/03      2003/04      2004/05      2005/06
-----------        -------      -------      -------      -------      -------
# of Teams           16            17           17           17           16
Regular Season    2,183,197    2,253,489    2,448,584    2,284,057    2,238,408
Playoffs            152,455      134,335      168,894      179,130      185,805
                  ---------    ---------    ---------    ---------    ---------
Total             2,335,652    2,387,824    2,617,478    2,463,187    2,424,213
                  =========    =========    =========    =========    =========
Per Game Average      4,270        4,381        4,521        4,487        4,671

     HISTORICAL TICKET REVENUE. The following table reflects ticket revenue per season for the CHL over the last five seasons.

(Unaudited)    2001/02       2002/03       2003/04       2004/05       2005/06
-----------    -------       -------       -------       -------       -------
                 16             17            17            17            16
             $13,474,970   $13,781,131   $18,013,092   $16,992,228   $18,418,406

     CHL teams played 30 home games each during the 2004-2005 season versus 32 home games each during the previous three seasons. Teams resumed a 32 home game schedule for the 2005-2006 season. During the 2005-2006 season and the prior four seasons, based on information from individual league websites, the CHL has experienced the highest per game attendance of all North American "AA" professional hockey leagues.

     FRANCHISE AGREEMENTS. The WPHL has entered into separate franchise agreements with 14 of the 18 teams. Under the franchise agreement, if conditions are met, the WPHL grants franchise rights for a 10 year term for a designated area, which may be renewed by the franchisee. The franchisee agrees to pay fees to the WPHL and the WPHL agrees to provide various services, including services relating to accounting, ticket sales, marketing, hockey operations, media, contracting and negotiating, rulemaking, administrative and training, and conferences. In addition, the WPHL and each team have continuing rights and obligations, among others, with respect to record keeping, the team's arena, participation in WPHL management, intellectual property, confidentiality, maintenance of insurance and indemnification. The remaining 4 teams, each of which was an original CHL team, continue to operate under a sanction agreement that requires direct payments to the CHL pursuant to the terms and conditions of the original CHL agreements.

     FRANCHISE FEES AND COSTS. Since 1995, the WPHL's first year of operations, the initial franchise fee has increased from $100,000 to the current asking price of $1,250,000. We believe that the value of a CHL franchise has increased substantially and the WPHL has increased initial franchise fees to maintain a consistent level of quality support for new franchisees.

     The historical increase in the WPHL's initial franchise fee is set forth in the following table:

(Unaudited)

                                                          Number of Teams
     Season          Initial Franchise Fee         Entering Franchise Agreements
     ------          ---------------------         -----------------------------
     2001/2002          $  500,000                               1
     2002/2003          $  500,000/$1,000,000                    2
     2003/2004          $1,000,000                               1
     2004/2005          $1,000,000                               2
     2005/2006          $1,250,000                               0

     PLAYER AND PERSONNEL MATTERS. The quality and success of the players associated with each CHL franchise are of significant importance to the continued viability of the CHL. The following is a list of the significant factors relating to the CHL's involvement with the players:

     * RECRUITMENT. Teams recruit hockey players through a variety of means. Players predominantly come from the Canadian, American, and European junior leagues, other professional leagues, and the collegiate circuit. The CHL offers recruiting assistance to teams by providing a scouting network, whose members annually produce a compilation of scouting reports on players they have observed, which is distributed to team coaches to review.
     * LACK OF UNION. The CHL's players are not collectively represented by a players' union, unlike other comparable minor professional hockey leagues and the National Hockey League.
     * SALARY AND PLAYER CAPS. The CHL salary cap for the 2005/2006 season per team was $8,500 per week and will increase to $10,000 per week during the 2006/2007 season. Players are guaranteed to be paid no less than $300 per week, with the prevailing wage earned by a player to be $300 per week. No player bonuses are provided outside of the salary cap. Additionally, no team may have more than 18 players on its payroll, excluding players on injured reserve.

MULTIPURPOSE EVENTS CENTER DEVELOPMENT BUSINESS

     Our multipurpose events center ("MPEC") development business is operated through our subsidiary, ICC, which designs and manages the construction of multipurpose sports and entertainment arenas. These arenas have an average seating capacity of 7,000 and are typically constructed in mid-market communities.

     ICC utilizes a partnership approach with municipalities to provide a comprehensive set of services within a single entity to manage all facets of the overall MPEC development process. For these services, a monthly fee is charged and expenses are reimbursed in the performance of such duties. There are typically three distinct phases:

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

     As the Municipality's partner, ICC:

     * Creates a business model that forecasts realistic outcomes thereby facilitating the development of a properly structured financing plan.
     * Leads the design and construction process for building premier events facilities while maintaining sound cost controls.
     * Creates working alliances between nationally recognized design professionals and local architects.
     * Focuses on obtaining involvement from local engineers, contractors and subcontractors to form a solid development team that fosters local pride and enthusiasm.

     ICC has recently developed or managed or currently is developing or managing the following six multipurpose arena projects:

     HIDALGO, TEXAS: ICC oversaw the completion of construction of a multipurpose event center in the City of Hidalgo, Texas. This facility serves the Rio Grande Valley in Southwest Texas, including the communities of McAllen, Harlingen, Edinburgh Mission, and Pharr, which, together with other smaller communities in the area, have a population of approximately 750,000. This facility opened in October 2003 and is home to the CHL team, Rio Grande Valley Killer Bees. Encore currently provides facility management services at the Hidalgo facility.

     LARIMER COUNTY, COLORADO: In fiscal year 2004, ICC completed its duties as the project manager with respect to the development of the Larimer County Fairground and Events Center, located in Larimer County, Colorado. The $70,000,000 Fairground and Events Center serves as a multipurpose agricultural and entertainment facility serving the communities of Loveland, Fort Collins, and Greeley, Colorado, whose combined population exceeds 450,000. Eventually this complex will consist of 12 agricultural facilities that are anchored by the 6,000-seat multipurpose events center. Since opening, this event center has been home to the CHL team, the Colorado Eagles.

     YOUNGSTOWN, OHIO: In October 2005, ICC completed development of the Cheverolet Center located in Youngstown, Ohio. The Cheverolet Center is a 6,500 to 8,500--seat facility serving Youngstown, Ohio and surrounding communities. A CHLteam, the Youngstown Steelhounds, serves as the major tenant and participated in the 2005-2006 hockey season. Encore manages this facility, with Gettix providing its full-service ticketing system and GEMS providing sales and marketing services.

     RIO RANCHO, NEW MEXICO: ICC is currently performing project management duties for development of the Rio Rancho Events Center located in Rio Rancho, New Mexico. The Rio Rancho Events Center is a 6,500 - 8,000 seat facility and will serve as a major component of the City of Rio Rancho's new master planned downtown. The New Mexico Scorpions, a CHL team, will serve as the major tenant and will participate in the 2006-2007 hockey season. Following completion of this facility, projected in November 2006, Encore will manage the facility, Gettix will provide ticketing services for all events at this facility, and GEMS will provide sales and marketing services.

     PRESCOTT VALLEY, ARIZONA: ICC is currently performing project management duties for the development of the Prescott Valley Convention and Events Center located in Prescott Valley, Arizona. This facility is a 5,000 - 6,200 seat arena and will be a major component of a 40 acre retail and entertainment district. A CHL hockey team, the Arizona Sundogs, will serve as the major tenant and will participate in the 2006-2007 season. Upon completion, Encore will manage the facility, Gettix will provide ticketing services, and GEMS will provide sales and marketing services.

     BROOMFIELD, COLORADO: ICC is currently performing project management duties under a sub-contract with Icon Venue Group for the 6,000 seat Broomfield Event Center in Broomfield, Colorado. A CHL hockey team, the Rocky Mountain Rage, will serve as the major tenant and will participate in the 2006-2007 season.

FACILITY AND VENUE MANAGEMENT AND MARKETING BUSINESS

     Our facility management business is operated through our subsidiary, Encore, which was formed as a single source management entity that provides a full complement of operational services. These services provide administrative oversight in the areas of facility/property management and finance, sales and marketing (through GEMS), arena/event ticketing (through GETTIX), event bookings, and food and beverage. Encore is currently involved with facility management of multipurpose events centers developed by ICC. Facility management operations are conducted under separate limited liability companies established by the Company.

MARKETING AND LICENSING BUSINESS

     Our marketing and licensing business is operated through our subsidiary, GEMS, which was formed for the purpose of promoting, marketing, and selling various revenue streams created by the development and operation of multipurpose arenas in mid-sized communities throughout the United States. GEMS contracts to sell a variety of services, including facility naming rights, facility sponsorship agreements, luxury suite sales, and club seat license sales. We believe that corporate sales and licensing will enable teams to keep ticket prices affordable and thereby increase their fan bases while simultaneously increasing total revenue.

TICKETING BUSINESS

     We operate our ticketing business through our subsidiary GETTIX, a full service ticketing company for events and venues throughout Global's markets. The ticketing business generates revenues through box office, outlet, call-center, and Internet sales.

     GETTIX is currently selling tickets nationwide and plans to expand into additional venues in fiscal year 2007. We anticipate that ticketing will comprise an increasingly important component of our revenues.

CRAGAR(R) BUSINESS

     We own the exclusive right to sell, market and promote the CRAGAR brand name. For this right, we receive royalties based on the sale of licensed products. Currently, there are several product offerings that can be classified into the following categories:

     *    One-piece cast aluminum wheels
     *    Composite wheels
     *    Steel wheels
     *    Wire wheels
     *    Apparel
     *    Collectables and toys
     *    Aftermarket automotive parts

     Cragar currently has license agreements with Carlisle Tire & Wheel, Jakks Pacific, Summit Marketing, Power Stop, and Zoomers Exhaust Works. Each of these licensees pays royalties based on gross sales or flat fees, depending on the terms of the contract.

     Carlisle, as part of its license agreement with Cragar, is the exclusive licensee for wheel products under the CRAGAR brand name. Carlisle is continuing to expand its wheel production to include products for a broader range of vehicles.

     We believe that licensing products to strong and focused manufacturing, distribution, sales and marketing companies will help maximize the value of the Cragar name brand and allow us to effectively compete in several segments of the custom wheel market.

OUR STRATEGY

     Our strategy for growth and profitability is to acquire and/or develop a series of multi-faceted, fully integrated businesses to capitalize on cross-revenue generation opportunities within the mid-sized communities we serve.

     Our six wholly-owned subsidiaries operating in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, venue ticketing and brand licensing, represent a "one-stop-shop" for all development and post development activities related to multipurpose event facilities.

     Each subsidiary has been structured to operate independently with third party customers as well as its sister company's, thereby making each subsidiary self-sustaining while promoting the businesses of its sister companies. By way of example, GETTIX may provide ticketing services for an ICC developed MPEC and maintain a ticketing relationship with an independent third party venue. In addition, ENCORE may manage an ICC developed MPEC, but may also contract to manage an independent third party venue with a ticketing contract with GETTIX. These forms of cross revenue generation occur throughout our various businesses and have been designed to increase revenues as each individual business expands.

     The key elements of our strategy are to:

     EXPAND THE CHL. We believe that we can expand the CHL by targeting and specifically identifying mid-market communities that have a limited number of competing live entertainment options. In particular, we believe that the development of a multipurpose arena together with a CHL franchise offers many communities an opportunity to generate additional revenue streams for the community as well as additional jobs for its residents.

     LEVERAGE OUR ABILITY TO COMBINE MULTIPURPOSE EVENTS CENTER DESIGN, DEVELOPMENT, AND MANAGEMENT EXPERTISE WITH VARIOUS ENTERTAINMENT OPTIONS. We believe that our ability to combine our offerings for CHL franchises and other entertainment options as anchor tenants with our design, development, and management expertise in multipurpose arenas provides us with a potential advantage compared to other entertainment options typically available in mid-sized communities. We believe this combination of expertise and experience offers these communities an opportunity to increase tax revenues, create additional job opportunities, and broaden the variety of entertainment options available to their citizens.

     LEVERAGE OUR BASE BUSINESS TO PROMOTE TICKETING SERVICES PROVIDED BY GETTIX. We believe our existing business structure, with the design and management of multipurpose arenas will increase the opportunity to provide ticketing services. In addition, current strategic alliances with third party management organizations may provide additional revenue streams.

     INCREASE OUR BASE OF LICENSED PRODUCTS AND DEVELOP ADDITIONAL MARKETING OPPORTUNITIES. We are continuing to search for additional licensing opportunities for CRAGAR products that we believe are attractive to fans that attend various events. We intend to extend the licensing of CRAGAR branded products to include brakes, exhaust, and other aftermarket automotive products. In addition we intend to market licensed CHL team merchandise as the number of teams comprising the CHL increases.

     DEVELOP COMMERCIAL AND RESIDENTIAL REAL ESTATE ADJACENT TO MULTIPURPOSE EVENTS CENTER DEVELOPMENT PROJECTS. We believe that the opportunity to develop available real estate adjacent to our multipurpose events center projects will contribute to increasing revenue and profitability while providing the mid-sized communities we serve with needed commercial and residential real estate growth.

     CAPITALIZE ON ORGANIC GROWTH OPPORTUNITIES. Internal growth and development will also continue to be pursued. We will continue to evaluate synergistic business opportunities that fit our current organizational structure and attempt to capitalize on those opportunities when practical. Those efforts include the creation of new subsidiaries and/or the expansion of current operations.

     CONTINUE TO PURSUE STRATEGIC ACQUISITIONS AND BUSINESSES.. We have grown our business in part through the strategic acquisition of what we believe are complementary businesses. We intend to continue to evaluate opportunities to selectively acquire companies or lines of business that broaden our market and sales opportunities.

     There can be no assurance that we will be successful in implementing our business strategies. Factors that could impede our ability to achieve our objectives include: our inability to secure new franchisees willing and able to pay the franchise fees associated with a new franchise or to successfully operate a franchise; our inability to secure contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate; the inability of our licensees to successfully market CRAGAR branded products to their customer base; the inability to successfully add a sufficient number of contracts for ticket services through GETTIX, and our inability to generate sufficient cash flow or raise additional funds necessary to ensure adequate working capital for our intended operations.

COMPETITION

     We seek to compete in our core historical sports-related business activities by focusing primarily on mid-sized communities in the Central and Western regions of the United States, including Texas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, Arizona, Ohio, and Tennessee. Given the demographics of these communities, professional sports franchises and other major entertainment providers typically do not play or perform in these communities. As a result, we believe there is significant demand for reasonably priced professional sporting events and other entertainment offerings that are not typically available to citizens of these communities. By establishing a CHL franchise in these mid-sized communities, and possibly facilitating the development, construction and operation of a multipurpose events center, we intend to provide reasonably priced professional sports and other entertainment options to these typically under-served markets, and create additional marketing and licensing business opportunities for our other business lines.

MINOR PROFESSIONAL HOCKEY LEAGUE BUSINESS

     The CHL principally competes as one of four minor professional hockey leagues in operation in the United States. Head-to-head competition has not typically occurred between the existing leagues, as each league is located in a different geographic region of the United States. However, with recent expansion efforts, these boundaries are beginning to become less defined and leagues are encroaching upon each other's markets, creating heightened competition. The ECHL (formerly the East Coast Hockey League) operates predominantly along the Eastern and Western U.S. coasts. The American Hockey League is the true farm system for the NHL (National Hockey League) and operates across the continental U.S. without regional or geographical boundaries. The United Hockey League operates in the North Central U.S. Finally, the CHL operates within the Central and Western regions of the U.S. Because established franchises currently serve specific geographical areas, we foresee limited competition from other hockey leagues penetrating our existing market. Competitors attempting to enter the market would encounter brand identity obstacles, over-saturated markets, and difficulties in obtaining venues available for play.

     We not only compete against other minor professional hockey leagues but also against entertainment of all different types and mediums. By way of example, we experience competition with alternative sports and entertainment venues located within our mid-size markets, such as bowling alleys, movie theaters, other sports events, concerts, diverse amusement facilities, and even television broadcasting.

     CRAGAR BUSINESS. The market for aftermarket wheels and other automotive products is highly competitive and fragmented with numerous domestic and foreign sellers. Competition is based primarily on product selection (including style and vehicle fit), product availability, quality, design innovation, price, payment terms, and service. Competition in the custom wheel market is intense. In addition to Cragar licensees, several major wheel manufacturers, such as American Racing Equipment, Inc., Ultra Custom Wheel Co., as well as suppliers to major automobile manufacturers, pose significant competition because of their substantial resources. There can be no assurance that Cragar and the current the Cragar licensees will be successful in marketing custom aftermarket wheels and other automotive products under the CRAGAR brand name.

     EVENT CENTER DEVELOPMENT BUSINESS. ICC competes primarily against some larger development and construction management firms, including SMG, AEG and Giffels/Norr.

     FACILITY AND VENUE MANAGEMENT AND MARKETING BUSINESS. Encore and GEMS compete with larger management firms including SMG and AEG as well as several other firms including Compass Facility Management, Sports Facility Marketing Group, Front Row Marketing Services, LP and ISP Sports.

     TICKETING BUSINESS. GETTIX competes primarily against large and established ticketing service firms, such as Ticket Master, Tickets.com and Tickets West, as well as against venues and organizations that provide their own internal ticketing services.

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

      Net income from hockey operations is defined under the Joint Operating Agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations. Pursuant to the Joint Operating Agreement, net income from hockey operations is allocated to WPHL, Inc. and CHL, Inc. by multiplying net income by a fraction, the numerator of which is the operating revenue (excluding extraordinary revenue) collected from each league's respective teams, and any expansion team originated by such league, and the denominator of which is the total operating revenue (excluding extraordinary revenue) collected from all teams in both leagues. Accordingly, if each of the 14 teams in the WPHL and the 4 teams in the CHL generate equal amounts of operating revenue, WPHL, Inc. would be entitled to 14/18ths, or approximately 78%, and CHL, Inc. would be entitled to 4/18ths, or approximately 22%, of net income. If expenses exceed operating revenue in any given period, losses are allocated to WPHL, Inc. and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs. Expansion fees net of costs generated from the grant of new franchises generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

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

     INITIAL FRANCHISE FEES AND COSTS. Unless an alternative arrangement is made with the WPHL, the current initial franchise fee is $1,250,000. The WPHL has, in the past, shared a portion of the initial franchise fee with the other WPHL teams, and expects to continue to do so, although the sharing arrangement may be modified. Through a variety of factors, management believes that the value of a WPHL franchise has increased and the WPHL has increased initial franchise fees to maintain a consistent level of quality support for new franchisees.

     CONTINUING FRANCHISE FEES. Upon the execution of a franchise agreement, the WPHL franchisee is responsible for continuing fees payable to the WPHL. CHL franchisees also are responsible for continuing fees payable to the CHL, which fees are shared with the WPHL pursuant to the joint operating agreement between the leagues. References in this annual report to CHL teams or franchisees generally refers to those CHL teams or franchisees that originally comprised the CHL unless the reference is to the combination of the WPHL and the CHL under the terms of the Joint Operating Agreement, which also provides that the combined league is to be known as the Central Hockey League or the CHL. Continuing fees include assessment fees, advertising fees, local marketing expenditures, transfer fees, audit fees and renewal fees, which are described below:

     * ASSESSMENT FEES. Assessment fees for WPHL franchisees are $100,000 annually, $10,000 of which represents licensing fees paid to us and $15,000 of which represents payment of officials to referee games. Assessment fees are $90,000 annually for CHL franchisees.
     * ADVERTISING FEES. Advertising fees are 3% of gross team revenues. Fees received from each franchise are pooled together to form an advertising fund from which the proceeds are applied to league promotion. In addition to the monthly advertising fees, each franchise is required to spend a minimum of 1% of revenue on local marketing and promotion. The WPHL has the discretion not to collect the advertising fees and to date has chosen not to collect advertising fees from its franchises, although it retains the right to do so.
     * TRANSFER FEES. In the event of a transfer of a franchise, a transfer fee in the amount of the greater of $100,000 or 25% of the then-current initial franchise fee is payable to the WPHL. The transfer fee is implemented to cover the WPHL's administrative and other expenses in connection with the transfer. In addition to the transfer fee, the new franchisee must complete any training programs in effect for current franchisees. All expenses associated with training must be paid by the franchisee.
     * AUDIT FEES. At any given time, the WPHL may conduct an audit of the books and records of its franchisees. If the audit discloses an understatement of any of the aforementioned fees of 3% or more, the franchisee is required to pay the understated amount, the out of pocket expenses (including accountants' and attorneys' fees) incurred by the WPHL, and any other fees relating to the audit.
     * RENEWAL FEES. Franchise agreements have a duration of 10 years. To continue a franchise at the end of this period for an additional 10 year term, franchisees are required to pay a renewal fee equal to the greater of the original initial franchise fee paid, or 25% of the then-current initial franchise fee.

     FRANCHISE SERVICES. The WPHL provides the following services to WPHL teams:

     * TICKET SALES. The most significant stream of revenue for a team is derived from the generation of ticket sales. As a result, the WPHL employs a staff with extensive ticket operations experience in the hockey industry to advise teams how to maximize ticket sales. The WPHL develops and supplies each team with ticket operations manuals and on-site and league-wide office hiring/staff training and assists teams in implementing this training.

     * MARKETING. Name recognition and team promotion is essential to the development and success of the WPHL's teams. The WPHL assists each team with corporate sales and marketing, league licensing and merchandising, sponsorship recruitment and game night entertainment packages. The WPHL provides marketing manuals, operational guideline handbooks, and design concepts for the creation of uniforms and team logos.
     * HOCKEY OPERATIONS. The WPHL assists each team in the selection of skilled hockey players, as well as the retention and training of hockey coaches, trainers, and equipment managers. The WPHL provides each team with a player personnel manual, which contains information collected from seven WPHL scouts, including player's evaluations and statistics from over twenty leagues throughout North America. The WPHL hosts annual expansion drafts for new teams, collects and distributes information concerning hockey operations guidelines and regulations, and provides an officiating staff for all preseason, regular season, and playoff season games. The WPHL hires, trains, schedules and supervises all facets of game officiating, including the employment of in excess of 50 full and part-time officials. The WPHL also provides for a facilities manager advisory counsel, comprised of each team's facilities manager, to discuss issues of each team related to facilities management.
     * MEDIA. The WPHL assists teams in developing public awareness through a variety of methods. The WPHL coordinates all local and national press information, as it relates to the league; maintains an Internet website and assists teams in the development of their individual sites; develops schedules for all preseason, regular season, and playoff games; and responds to media and fan inquiries. We intend to further develop our media assistance to teams.
     * CONTRACTING AND NEGOTIATING. The WPHL provides teams with services such as ice equipment supply, food and beverage service contracts and arena lease negotiations. The WPHL also assists teams with United States immigration policies to the extent that such policies pertain to the retention of hockey players.
     * RULEMAKING AND ADMINISTRATIVE. The WPHL personnel attend the preseason training camps of teams, during which time they meet with coaches and players to review rule changes, the established substance abuse policy and hockey-related issues. The WPHL personnel also attend the All-Star game held in January and selected playoff games. The WPHL also provides training programs for goal judges, timekeepers and other officials.
     * TRAINING AND CONFERENCES. The WPHL provides the following training and conferences to franchisees:
          * INITIAL TRAINING. The WPHL's executive management team provides each newly established franchise with a 3 day initial training program. The WPHL hosts the training seminars at their Phoenix headquarters for the team's chief operating officer and up to three managerial employees. The 15 hour training schedule includes topics such as ticketing and sales, marketing, promotions, public relations, player and personnel issues, and merchandising and licensing. The WPHL does not incur any out-of-pocket expenses for the trainees in connection with the training program, as all transportation costs, living expenses and wages are the team's responsibility.
          * YEARLY CONFERENCES. The WPHL conducts a yearly conference for all teams and their staffs. The weeklong conference highlights various issues relating to ticketing operations, marketing, corporate sales, merchandising, hockey operations, public relations and media services, human resources, and general franchise development. The conferences are an important factor in improving intra-league relations, as franchisees are able to discuss hockey and business related issues with peer teams. The conferences include guest speakers, workshops on topics such as revenue generation through corporate sponsorship, marketing, and ticket sales.

SOFTWARE AND SERVICES

     Pursuant to an agreement dated April 21, 2005 between GETTIX and Paciolan, Inc, Paciolan will provide GETTIX a ticketing software system and related training and support through December 31, 2010. Under this agreement GETTIX is required to make certain minimum payments as described in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements.

INTELLECTUAL PROPERTY

     Cragar licensees market CRAGAR custom wheels and products under a variety of brand names designed to capitalize on its reputation and brand recognition. Cragar has the following trademarks: CRAGAR XLS, Keystone Klassic, Legacy,

CRAGAR Lite, Star Wire, TRU=CRUISER, Street Pro, S/S, The Wheel People, TRU=SPOKE, and the CRAGAR name. Cragar also owns the rights to certain design and other patents and relies on trade secrets and proprietary expertise. Cragar has historically sought to protect these rights, in part, through confidentiality and proprietary information agreements. As part of their licensing agreements, they have licensed their intellectual property including designs, trade names, and patents, while retaining ownership of the intellectual property. The licensing partners are required to maintain the confidentiality of the CRAGAR intellectual property, including any designs, trade names, and patents. We also own trademarks for the following: Global Entertainment and Design, We Play Hockey Loud, Proud to be Loud, and Grades for Blades. There can be no assurance that our intellectual property rights will preclude competitors from designing competitive products, that the proprietary information or confidentiality agreements with their licensing partners and others will not be breached or infringed, that they would have adequate remedies for any breach or infringement, or that their trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, although there are controls within the licensing agreements, there is no assurance that actions taken by Cragar's licensing partners or others will not lead to a decrease in the value of our intellectual property.

EMPLOYEES

     As of May 31, 2006, we had 88 full-time employees, 290 part-time employees and 75 seasonal employees. Management believes that the relationship with our employees is good. None of our employees are represented by a labor union.

WEBSITE ACCESS

     Our website address is www.globalentertainment2000.com. On our website we make available, free of charge, our code of ethics. The information on our website is not incorporated by reference into, and is not part of, this report.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease 8,453 square feet of office space for our Phoenix, Arizona headquarters pursuant to a 4 year lease expiring in June 2007. Monthly lease payments were $9,100, $11,116, and 11,975 for the first, second, and third years of the lease, respectively and will be $11,975 for the fourth year of the lease. We believe that this facility is sufficient for our current operations, however, we are considering other locations to accommodate future growth. We also lease 461 square feet of office space to support our ticketing operations in Texas pursuant to a one-year lease expiring November 2006. Monthly lease payments are $475 per month.

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

     Global is a plaintiff in a lawsuit filed against a current franchisee. The suit asks for a ruling on the interpretation of the protected territory clause of the license agreement. Subsequent to our action, the franchisee filed a separate claim for unspecified damages for alleged breach of the protected territory clause of the licensing agreement. These suits were filed in August 2005 and are pending in Maricopa County Superior Court, Maricopa County, Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action.

     Global is named as a defendant, along with the local municipality, in a lawsuit filed by the family of an employee of the Dodge Arena in Hidalgo, Texas. The suit alleges negligence against Global and asks for unspecified damages related to the death of the employee resulting from an accident at the arena.

This suit was filed in November 2005 and is pending in the 332nd Judicial District Court of Hidalgo County, Texas. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action.

     Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

     Our common stock traded on the OTC Bulletin Board from June 7, 2004 to January 20, 2006 under the symbol GECO. On January 23, 2006 our common stock began trading on the American Stock Exchange ("AMEX") under the symbol GEE.

     On April 7, 2006, Global completed a private placement of 1,079,000 shares of common stock, together with warrants to purchase an aggregate of 107,900 shares of common stock at $7.10 per share. The net proceeds of this transaction were approximately $5,350,000. Additionally, Global will receive up to $1,532,180 from the exercise of the outstanding warrants issued in connection with the private placement, if such warrants are exercised.

     The net proceeds to the Company have been and will continue to be used for working capital and general corporate purposes. Miller Capital Markets, LLC acted as lead placement agent and Sander Morris Harris and Taglich Bros., Inc. acted as co-placement agents. On April 28, 2005, the Company filed a registration statement on Form S-3 (Commission File No. 333-133633) covering resales of the common stock issued in the private placement, which was subsequently amended on May 8, 2006. The registration statement went effective on June 23, 2006.

     As of August 15, 2006, there were approximately 643 record and beneficial owners of Global's common stock.

     The following schedule contains the high and low closing sales prices of our common stock, as reported by the OTC Bulletin Board and since January 2006, the AMEX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


 June 7, 2004 -     September 1, 2004 -    December 1, 2004 -    March 1, 2005 -
August 31, 2004     November 30, 2004      February 28, 2005      May 31, 2005
---------------     -----------------      -----------------      ------------
 $3.50 - $5.00        $4.75 - $6.50          $4.90 - $6.00        $5.00 - $6.25

 June 7, 2005 -     September 1, 2005 -    December 1, 2005 -    March 1, 2006 -
August 31, 2005     November 30, 2005      February 28, 2006      May 31, 2006
---------------     -----------------      -----------------      ------------
 $5.40 - $6.70        $6.25 - $9.00          $7.00 - $8.50        $6.90 - $7.40

     We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. In addition, our bank credit facility restricts our ability to pay dividends. Our current policy is to retain any earnings to finance operations and expand our business.

     As of May 31, 2006, there were warrants outstanding to purchase 275,760 shares of Global's common stock, in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights, as described below. The following schedule contains information related to the Global Entertainment Corporation 2000 Long-Term Incentive Plan, as of May 31, 2006:

                                                                                 Number of securities
                                                                               remaining available for
                       Number of securities                                     future issuance under
                        to be issued upon            Weighted-average            equity compensation
                           exercise of              exercise price of              plans (excluding
                       outstanding options,        outstanding options,        securities reflected in
Plan Category          warrants and rights         warrants and rights               column (a))
-------------          -------------------         -------------------               -----------
                              (a)                          (b)                           (c)
Equity compensation
plans approved by
security holders            679,000                      $ 5.14                         3,500

Equity compensation
plans not approved by
security holders                 --                          --                            --
                            -------                      ------                         -----
Total                       679,000                      $ 5.14                         3,500
                            =======                      ======                         =====

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is Management's Discussion and Analysis of certain significant factors affecting the Company's financial condition, changes in financial condition, and results of operations during the last two fiscal years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This Management's Discussion and Analysis is based on Global's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

     Franchise Fees: Initial franchise fees represent amounts received from WPHL/CHL franchisees to acquire a hockey franchise. The amount is recognized as revenue when the franchise agreement is signed and we have met all of our significant obligations under the terms of the franchise agreement. We are responsible for assisting the franchisee with facility lease contract negotiations, venue ticketing analysis and pricing, concessionaire negotiations and staffing advisements. These generally occur at the time the franchisee acquires a franchise. Transfer franchise fees represent the amounts received from a franchisee upon the transfer of ownership of a franchise and are recognized upon completion of the transfer. We are currently in the process of evaluating our franchise license agreement and related revenue recognition policy.

     Licensing and Advertising Fees: Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the

12 teams from the WPHL pay an extra $10,000 annually to cover our costs. The fees are recognized ratably over the year in relation to expenses incurred. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized based on the terms of the agreement in accordance with GAAP. Cragar owns the exclusive right to sell market and promote the CRAGAR brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of licensed products.

     Project Management Fees: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction and financing of municipal venues. This is recognized as revenue ratably over the duration of the contracts. Project management fees also include amounts billed by the Company relating to furniture fixtures and equipment, architecture fees, and other amounts incurred by the Company on behalf of municipalities. The related revenue and expense for these amounts are recognized in the period incurred. Revenues and costs from fixed-price and modified fixed-price construction contracts, if any, will be recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

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

     IMPAIRMENT OF GOODWILL. Global Entertainment's goodwill assets totaled $4,061,466 as of May 31, 2006. Goodwill is tested for impairment on at least an annual basis and would be written down if the carrying value were deemed impaired. Global Entertainment recorded this goodwill in relation to its acquisition primarily of Cragar and also ICC. This goodwill is subject to the provisions of SFAS No. 142 and accordingly, is not being amortized. If economic conditions were to change, this could cause an impairment of the carrying value of the goodwill, which would require a charge to earnings.

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

     PERCENTAGE OF COMPLETION. The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion estimates, including labor rate and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our consolidated financial statements.

SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

                                                  For the Years Ended May 31,
                                                   2006                2005
                                               ------------        ------------
Revenues
  Project management fees                      $  7,697,777        $  7,330,672
  Licensing and advertising fees                  2,701,409           2,941,500
  Ticket service fees                             1,879,159             170,316
  Facility management fees                        1,766,697                  --
  Franchise fees                                    150,000           2,970,000
  Other revenue                                      70,516              60,796
                                               ------------        ------------
                                                 14,265,558          13,473,284
                                               ------------        ------------
Operating Costs
  Cost of revenues                                8,285,425           7,741,310
  General and administrative costs                5,814,650           4,829,721
                                               ------------        ------------
                                                 14,100,075          12,571,031
                                               ------------        ------------

Income from Operations                              165,483             902,253

Other Income (Expense)
  Interest income                                    39,987                 202
  Interest expense                                  (11,415)            (15,694)
                                               ------------        ------------
                                                     28,572             (15,492)
                                               ------------        ------------

Income Before Income Taxes                          194,055             886,761

Income Tax Benefit / (Expense)                       51,000            (451,000)

Net Income                                     $    245,055        $    435,761
                                               ============        ============

Income Per Share - basic                       $       0.04        $       0.08
                                               ============        ============
Weighted average shares outstanding
  - basic                                         5,519,895           5,343,786
                                               ============        ============

Income Per Share - diluted                     $       0.04        $       0.08
                                               ============        ============
Weighted average shares outstanding
  - diluted                                       5,805,338           5,526,044
                                               ============        ============

     The following table sets forth Statement of Operations data expressed as a percentage of revenue for the periods indicated:

                                                  For the Years Ended May 31,
                                                   2006                2005
                                               ------------        ------------
Revenues                                           100%                100%
Cost of revenues                                    58%                 57%
General and administrative expenses                 41%                 36%
Income from operations                               1%                  7%
Net income                                           2%                  3%

REVENUES: Total revenues increased $792,274 from $13,473,284 for the fiscal year ended May 31, 2005 ("2005") to $14,265,558 for the fiscal year ended May 31, 2006 ("2006"). Encore's facility management revenues were $1,766,697 for the fiscal year ended May 31, 2006 as compared to $0 for the fiscal year ended May 31, 2005. Facility management operations began in September 2005 and account for 12% of our total revenue for the fiscal year ended May 31, 2006. Current Encore projects include managing the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio.

     Ticketing service fees increased $1,708,843 from $170,316 for the fiscal year ended May 31, 2005 to $1,879,159 for the fiscal year ended May 31, 2006. This increase in ticket service fees occurred as GETTIX began formal operations in September 2004 and has since entered into additional ticketing contracts including ticketing of the Chevrolet Centre in Youngstown, Ohio (an Encore managed facility).

     Franchise fee revenue decreased $2,820,000 from $2,970,000 for the fiscal year ended May 31, 2005 to $150,000 for the fiscal year ended May 31, 2006. This decrease occurred as CHL did not recognize any new franchise sales in the current year. Current year franchise fees relate to existing franchise transfers. Revenue, if any, from new franchise fees or from the transfer fees or relocation fees of franchises in any fiscal year or interim period is unpredictable.

     ICC project management revenues increased $367,105 from $7,330,672 for the fiscal year ended May 31, 2005 to $7,697,777 for the fiscal year ended May 31, 2006. This increase relates to ICC agreements for the construction of: 1) the Santa Ana Star Center in Rio Rancho, New Mexico; 2) the Prescott Valley Convention and Events Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield, Colorado. Project management revenues represented approximately 54% of our total revenue for the fiscal years ended May 31, 2005 and 2006. It is difficult to predict ICC's future revenue contribution, as it is related to large and non-regularly recurring arena projects that are difficult to predict.

     Licensing and advertising fees decreased $240,091 from $2,941,500 for the fiscal year ended May 31, 2005 to $2,701,409 for the fiscal year ended May 31, 2006. This 8% decrease resulted primarily from a CHL sponsorship agreement for approximately $170,000 that expired and was not renewed and as revenues during the fiscal year ended May 31, 2005 include commissions for the Larimer County, Colorado Fair Grounds that contributed approximately $200,000 in revenues. These decreases were partially offset as a result of the timing of advertising revenues related to the Central Hockey League's annual conference.

     OTHER REVENUE: Other revenue increased $9,720 from $60,796 for fiscal year 2005 to $70,516 for fiscal year 2006. During the fiscal year ended May 31, 2005 we completed a special advertising contract with a sponsor for selected hockey markets for the CHL. It is not anticipated that similar contracts will be obtained in the future. During the fiscal year ended May 31, 2006 we earned a fee of $42,500 for assisting in the establishment of a workers compensation program for minor league baseball teams.

     COST OF REVENUES: Cost of revenues for fiscal year 2006 increased by 7% to $8,285,425 compared to cost of revenues for fiscal year 2005 of $7,741,310. This increase in cost of revenues was primarily attributed to the increased costs associated with the project management contracts for the facilities in Rio Rancho, New Mexico, Prescott Valley, Arizona as well as costs associated with facility management of the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for fiscal year 2006 increased by 20% to $5,814,650, compared to $4,829,721 for fiscal year 2005. General and administrative costs increased primarily as a result of a $130,000 settlement of a previous legal claim for reimbursement of a former CHL player's medical expenses, approximately $175,000 in additional CHL legal fees, and also approximately $956,000 from increased expenditures primarily related to additional staffing and overhead expenses of the expanded GETTIX ticketing, ICC project management operations and Encore facility management operations. Cragar also contributed to this increase as a result of increased staffing and design cost of approximately $86,000 associated with expanding its licensing activities to additional products. These expense increases were partially offset by a decrease of approximately $455,000 in the amount due under the joint operating agreement to our joint venture partner, Central Hockey League, Inc. We anticipate general and administrative costs will continue to increase to meet the requirements of our expanding operations.

     INTEREST INCOME, EXPENSE, AND OTHER INCOME: These items remain insignificant in relation to revenues during the year. We incurred interest expense of $11,415 for fiscal year 2006 primarily as a result of our borrowings under our bank credit facility, which we initially entered into in November 2004.

     NET INCOME: Net income for the fiscal year 2006 decreased 44% to $245,055 compared to net income for the fiscal year 2005 of $435,761. The decrease in net income primarily relates to a decrease in CHL earnings as no new franchises were sold during the current period, as compared to two franchise sales during the fiscal year ended May 31, 2005. Also contributing to this decrease were increased expenses associated with the formation, startup and operations of Encore Facility Management. These decreases were partially offset by the growth of GETTIX ticketing operations into additional venues, ICC project development of two additional facilities compared to the prior year, and a current year tax credit of approximately $63,000 relating to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     On April 7, 2006 the Company completed a private placement of 1,079,000 shares of its common stock to select qualified institutional and other investors at a price of $5.75 per share for aggregate gross proceeds of approximately $6.2 million. Expenses related to the offering, including commissions of the placement agents, legal fees and other expenses incurred by the Company were approximately $809,000.

     In addition, a significant source of operating capital in fiscal year 2006 was from CHL league assessments and also from project management fees from ICC. Since these project management fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through franchise fees, project management fees or other sources.

     In October 2005, we obtained an increase in our revolving line of credit from $1,000,000 to $2,000,000. As of May 31, 2006, we have no outstanding balance on this credit facility. We have a borrowing capacity of $1,700,000 as a result of a $300,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of May 31, 2006, the applicable interest rate was 9%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of May 31, 2006, we were in compliance with these covenants. The facility will mature on October 12, 2006. In July 2006 the aforementioned letter of credit was increased to $400,000. In August 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000, increasing our borrowing capacity to 2,600,000.

     At May 31, 2006, we had current assets totaling $11,941,301, including $5,438,091 in cash and cash equivalents, compared to current liabilities totaling $5,287,898.

     For the fiscal year ended May 31, 2006, cash used in operating activities totaled $755,412 compared to cash provided by operating activities of $617,498 for the fiscal year ended May 31, 2005. This decrease in cash provided by operations primarily occurred as a result of additional staffing and overhead expenses of the expanded GETTIX ticketing, ICC project management operations, and Encore facility management operations and as a result of the timing of the timing of vendor payments and collections on accounts receivables. Cash used in investing activities was $170,481 for the fiscal year ended May 31, 2006 compared to cash used investing activities of $185,279 for the fiscal year ended May 31, 2005. The use of funds in both periods relates primarily to the purchase of capital equipment related to the expansion of GETTIX ticketing operations and during the fiscal year ended May 31, 2006 the Company purchased a showroom vehicle for use in promoting and expanding the Cragar licensing business. Cash provided by financing activities was $5,613,825 for the fiscal year ended May 31, 2006 compared to cash used in financing activities of $165,833 for the fiscal year ended May 31, 2005. This increase is primarily attributable to the completion of a private placement of 1,079,000 shares of common stock with net proceeds of $5,395,075 and an increase of approximately $200,000 related to the exercise of stock options. Also, during the fiscal year ended May 31, 2005, the Company repaid a debt incurred in conjunction with the merger of Cragar of approximately $180,000.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material affect on our results of operations or financial position.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. See Note 1--Summary of Significant Accounting Policies and Use of Estimates in the accompanying condensed consolidated financial statements for disclosure information regarding pro forma stock option expense. The adoption of SFAS 123 (R) did not have a material effect on our results of operations or financial position.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is "more likely than not" to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risks and uncertainties could affect our future results of operations, financial condition and the market value of our common stock.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO DETERMINE FUTURE RESULTS.

     Our limited operating history makes it difficult to assess our future results of operations and to determine if we will ultimately succeed or remain profitable. There are many events and factors that could materially and adversely affect us, over some of which we have limited or no control, including:

     * the inability to obtain capital at times and in amounts necessary to support our operations and intended growth;
     * the inability to develop and expand our design, management and construction business;
     * the inability to attract and retain franchisees for the minor professional hockey league we operate and manage;
     * the inability of minor professional hockey league franchisees to attract and retain the interest of the public in the markets served by the franchisees;
     *    competition from other hockey leagues;
     * competition from alternative forms of sports and entertainment outside the hockey industry; and
     * the inability to develop and grow a customer base for our ticketing services.

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

     The CHL is currently one of four (4) minor professional hockey leagues in operation in the United States. Head-to-head competition has not typically occurred between the existing leagues, as each league has historically operated in a different geographic region of the United States. However, with recent expansion efforts of these leagues, the boundaries are beginning to become less defined and leagues are encroaching upon each other's markets, creating heightened competition.

      We not only compete against other minor professional hockey leagues but also against other professional sports and entertainment of all different types and mediums. For example, we compete with alternative entertainment venues located within our small to mid-size markets, such as bowling alleys, movie theatres, other sports events, and diverse amusement facilities. In addition, hockey is a relatively new and unfamiliar sport in many of the markets where the CHL operates. As a result, many of the CHL's teams have had difficulty building and maintaining a dedicated fan base. There can be no assurance that such teams will be able to maintain or increase their fan bases or, if the CHL expands, that its new teams will be able to build such a fan base. Our success depends on the CHL's ability to generate and sustain fan interest. Absent a substantial and dedicated fan base, Global Entertainment and the CHL may not be able to survive. We also experience significant competition in our arena management and ticketing businesses, primarily from much larger, better financed and more recognized companies.

     A significant portion of our cash flow is generated from June 15 through September 15 each year. The seasonality of the CHL's revenues may make it difficult for us to meet current and future obligations that have payment dates or schedules that do not correspond to the seasonality of its cash flow.

OUR JOINT OPERATIONS PARTNER, CHL, INC., MAY EXERCISE ITS OPTION TO PURCHASE OUR RIGHTS RELATED TO WPHL TEAMS AND MAY RESULT IN A LOSS OF REVENUE.

     Pursuant to the joint operating agreement between CHL, Inc. and WPHL, Inc., CHL, Inc. has the option to purchase, upon expiration of the joint operating agreement on May 30, 2011, all of WPHL, Inc.'s interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL, provided that the CHL, Inc. exercises this option within one hundred eighty (180) days prior to the expiration of this agreement and pays the purchase price by June 15, 2011. Although our strategy is to increase revenue from its arena development and marketing and licensing businesses, the exercise of this option by CHL, Inc. would eliminate a current primary source of revenue. Even though the sale of WPHL, Inc.'s interests in the league would provide a source of additional capital to us, there can be no assurance that we will be able to increase revenue from its other businesses to offset the loss of revenue associated with a sale pursuant to exercise of this option.

OUR EXPERIENCE IN THE ARENA DEVELOPMENT, CONSTRUCTION, FACILITY MANAGEMENT VENUE SALES AND MARKETING AND TICKETING INDUSTRIES MAY LIMIT OUR ABILITY TO SUCCEED.

      We acquired International Coliseums Company in November 2000. Prior to that time, we were engaged exclusively in the minor league hockey industry and had no prior experience in the development and construction, of arenas. In January 2002 we formed Global Entertainment Marketing Systems to perform marketing and sales activities related to multipurpose events facilities; we had no prior related experience. We began formal ticketing operations in September 2004 with no prior experience in the ticketing business. In September 2005 we began directly managing the operations of multipurpose events centers with no prior experience. Because of our recently acquired experience it is difficult to determine whether we will be able to successfully manage these businesses and compete in these industries.

     There are several engineering and consulting firms in direct competition with our arena development business. We also have several competitors in the facility management and ticketing businesses. Most of these competitors have substantially more financial resources and/or financial flexibility compared to Global. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. These competitive forces could have a material adverse effect on our ability to successfully operate and generate profits from our arena development business.

IF THE MARKETS IN WHICH WE OPERATE EXPERIENCE AN ECONOMIC DOWNTURN, REVENUES ARE LIKELY TO DECLINE CAUSING OUR FINANCIAL CONDITION TO DETERIORATE.

     Our  revenues  are likely to be  significantly  and  adversely  affected if economic conditions in the mid-sized communities in which we operate deteriorate. In particular, our arena development clients are likely to cut costs and delay, curtail, or cancel projects in response to deterioration in economic conditions either locally or nationally. These clients also may demand better pricing terms during such periods. In addition, an economic downturn may impact the credit-worthiness of these clients and the ability to collect cash from them to meet the operating needs of our arena development business. Accordingly, if current economic conditions worsen, our revenues, profits, and operating cash are likely to be adversely impacted.

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

      We are subject to regulation by the Federal Trade Commission, or FTC, and state laws that regulate the offer and sale of franchises, as well as state laws that regulate substantive aspects of the franchisor/franchisee relationship. The FTC's rules on franchising require us to furnish prospective franchisees a franchise offering circular containing information prescribed by the FTC rules. At least fifteen (15) states presently regulate the offer and sale of franchises and generally require registration of the franchise offering with state authorities. Our failure to comply with these rules could result in substantial penalties and damages.

OUR DEVELOPMENT AND MANAGEMENT OF PUBLIC VENUES MAY EXPOSE US TO LITIGATION.

     Our participation in the development, operation, and management of multipurpose sports and entertainment arenas attended by the public may expose us to additional exposure from litigation arising from the use of such facilities by the public. Although we maintain comprehensive general liability insurance to protect us against the risk of loss, there can be no assurance that we will not be a target in any potential litigation seeking substantial damages. We could be adversely impacted if we become involved in litigation.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT OUR GROWTH PLANS.

     We will require additional capital to continue to grow and possibly to survive. The arena development industry, in particular, is capital intensive and requires that we obtain additional working capital and additional funds to support our operations. Unless we can generate sufficient levels of cash from our operations, which we may not be able to achieve for the foreseeable future, we will continue to rely on equity financing and long-term debt to meet our cash requirements. There is no assurance that we will be able to maintain financing on acceptable terms or at all. Furthermore, insufficient capital may require us to delay or scale back anticipated future activities. In addition, if additional capital is raised through equity-related financing, it could result in dilution to the ownership interests of existing stockholders.

CRAGAR'S BUSINESS STRATEGY MAY NOT SUCCEED.

     Cragar has entered various licensing agreements whereby other companies now develop, design, engineer, manufacture, sell, and distribute Cragar's automotive wheels and related products in exchange for royalties based on net sales of the licensed products. As a result, the revenue and operating results in our Cragar business depend substantially on the efforts and success of third-party licensees. Because the amount of royalties payable to us is determined by the net sales of those products by licensees, revenues are subject to the licensees' ability to generate substantial net sales and deliver a high quality product on a timely basis to customers. In addition, because these licensees' primary fiduciary obligations are to their own stockholders rather than our stockholders, they may make decisions or take steps that would result in lower royalty payments. If the licensees do not meet their obligations under their respective licensing agreements, our primary remedy is to terminate the license agreement. This remedy is only effective if we can identify and secure other capable licensees to market and produce the affected products, or if we incur the cost of manufacturing, marketing, selling, and distributing the licensed products without the financial resources and distribution capabilities of our licensees

THE EXTENSION OF CRAGAR'S BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL.

      A key element of the Cragar business strategy is to attempt to extend the CRAGAR(R) brand names to new products developed by its licensees as well as to non-wheel related products within the automotive aftermarket industry. Cragar regarded this extension of its brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR(R) brand products to generate increased royalty revenue. There can be no assurance that Cragar's licensees or Cragar will ever be successful in developing and marketing any new products under the CRAGAR(R) brand names, or if any new products are developed, that the net sales of these products will have a positive impact on our financial results.

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

OUR COMMON STOCK IS THINLY TRADED AND YOU MAY NOT BE ABLE TO SELL THE SECURITIES AT ALL OR WHEN YOU WANT TO DO SO.

     Our common stock currently is quoted on The American Stock Exchange and currently is thinly traded. Because of the limited public market for our common stock, you may be unable to sell our common stock when you want to do so if the trading market for our common stock continues to be limited.

COST OF COMPLIANCE WITH SECTION 404 OF THE SARBANES OXLEY ACT COULD ADVERSELY AFFECT FUTURE OPERATING RESULTS, THE TRADING PRICE OF OUR COMMON STOCK AND FAILURE TO COMPLY COULD RESULT IN LOSS OF OUR LISTING ON AMEX, CIVIL PENALTIES AND OTHER LIABILITIES.

     Section 404 of the Sarbanes Oxley Act requires management to certify that it has tested and found the Company's internal controls to be effective. It is also required that the Company's independent auditors attest that such management representations are reasonably founded. The adequacy of internal controls generally takes into consideration that the anticipated benefits of a control should outweigh the cost of that control. Auditing Standards of the Public Company Accounting Oversight Board ("PCAOB") related to the internal control requirements of Section 404 of the Sarbanes Oxley Act will significantly increase the cost and time needed to comply with the requirements of Section
404. Based upon the existing deadlines, we must fully comply with all requirements of Section 404, as they are interpreted by the PCAOB, no later than May 31, 2008. Estimates of complying with these requirements approximate $0.8 million in the first year and fifty percent of that amount in each ensuing year. Failure to comply could result in civil penalties, loss of our listing on AMEX, and the cost of possible litigation. Because of the complexities and limited time available, there can be no assurance of meeting the compliance deadline.

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Global Entertainment Corporation and Subsidiaries
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Global Entertainment Corporation and subsidiaries as of May 31, 2006, and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Corporation and subsidiaries at May 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Semple & Cooper, LLP
--------------------------------
Phoenix, Arizona
July 21, 2006

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           May 31,              May 31,
                                                            2006                 2005
                                                         -----------          -----------
CURRENT ASSETS:
  Cash and cash equivalents                              $ 5,438,091          $   750,159
  Accounts Receivable - trade, net                         6,004,068            3,660,030
  Accounts receivable - miscellaneous                         64,460               37,873
  Prepaid expenses                                           357,682              106,776
  Refundable income tax                                       63,000                   --
  Deferred income tax asset                                   14,000                8,000
                                                         -----------          -----------
      TOTAL CURRENT ASSETS                                11,941,301            4,562,838

Accounts Receivable - trade - long term portion              300,000                   --

Property and Equipment, net                                  222,068              167,328

Intangible Assets, net                                        29,799               41,207

Goodwill, net                                              4,061,466            4,061,466

Non-Marketable Securities                                     78,489               78,489

Miscellaneous Assets                                         127,477              102,475
                                                         -----------          -----------

      TOTAL ASSETS                                       $16,760,600          $ 9,013,803
                                                         ===========          ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         May 31,              May 31,
                                                                          2006                 2005
                                                                       -----------          -----------
CURRENT LIABILITIES:
  Accounts payable                                                       3,105,876            1,558,771
  Accounts payable - related party                                              --               13,252
  Accrued liabilities                                                    1,281,636            1,127,400
  Deferred revenues                                                        900,386              421,350
                                                                       -----------          -----------

      TOTAL CURRENT LIABILITIES                                          5,287,898            3,120,773

Deferred revenues - long term portion                                      392,195              669,403
Deferred income tax liability                                               66,000               68,000
                                                                       -----------          -----------

      TOTAL LIABILITIES                                                  5,746,093            3,858,176
                                                                       -----------          -----------
STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                              --                   --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,487,492 and 5,345,738 shares issued and outstanding as of
   May 31, 2006 and 2005, respectively                                       6,488                5,346
  Paid-in capital                                                       10,665,781            5,053,098
  Retained earnings                                                        342,238               97,183
                                                                       -----------          -----------

      TOTAL STOCKHOLDERS' EQUITY                                        11,014,507            5,155,627
                                                                       -----------          -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $16,760,600          $ 9,013,803
                                                                       ===========          ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended May 31,
                                                 2006                  2005
                                             ------------          ------------
Revenues
  Project management fees                    $  7,697,777          $  7,330,672
  Licensing and advertising fees                2,701,409             2,941,500
  Ticket service fees                           1,879,159               170,316
  Facility management fees                      1,766,697                    --
  Franchise fees                                  150,000             2,970,000
  Other revenue                                    70,516                60,796
                                             ------------          ------------
                                               14,265,558            13,473,284
                                             ------------          ------------
Operating Costs
  Cost of revenues                              8,285,425             7,741,310
  General and administrative costs              5,814,650             4,829,721
                                             ------------          ------------
                                               14,100,075            12,571,031
                                             ------------          ------------

Income from Operations                            165,483               902,253

Other Income (Expense)
  Interest income                                  39,987                   202
  Interest expense                                (11,415)              (15,694)
                                             ------------          ------------
                                                   28,572               (15,492)
                                             ------------          ------------

Income Before Income Taxes                        194,055               886,761

Income Tax Benefit / (Expense)                     51,000              (451,000)
                                             ------------          ------------

Net Income                                   $    245,055          $    435,761
                                             ============          ============

Income Per Share - basic                     $       0.04          $       0.08
                                             ============          ============
Weighted average shares outstanding
  - basic                                       5,519,895             5,343,786
                                             ============          ============

Income Per Share - diluted                   $       0.04          $       0.08
                                             ============          ============
Weighted average shares outstanding
  - diluted                                     5,805,338             5,526,044
                                             ============          ============

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Common Stock
                                             -------------------         Paid-in        Retained
                                             Shares       Amount         Capital        Earnings          Total
                                             ------       ------         -------        --------          -----
Balance at May 31, 2004                    5,338,238       5,338        4,981,156       (338,578)       4,647,916

Options issued for services                       --          --           43,200             --           43,200

Issuance of common stock
 for services                                  2,500           3           11,247             --           11,250

Exercise of options                            5,000           5           17,495             --           17,500

Net income for year ended
 May 31, 2005                                     --          --               --        435,761          435,761
                                           ---------      ------      -----------      ---------      -----------

Balance at May 31, 2005                    5,345,738      $5,346      $ 5,053,098      $  97,183      $ 5,155,627

Exercise of options and warrants              62,754          63          218,687             --          218,750

Issuance of common stock
 private placement, net of registration
 costs of $809,175                         1,079,000       1,079        5,393,996             --        5,395,075
Net income for year ended
 May 31, 2006                                     --          --               --        245,055          245,055
                                           ---------      ------      -----------      ---------      -----------

Balance at May 31, 2006                    6,487,492      $6,488      $10,665,781      $ 342,238      $11,014,507
                                           =========      ======      ===========      =========      ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the years ended May 31,
                                                                           2006                  2005
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   245,055           $   435,761
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                          127,149                74,233
    Deferred income taxes                                                   (8,000)              306,000
    Issuance of stock and options for services                                  --                54,450
    Allowance for doubtful accounts                                         14,053                20,892
  Changes in Assets and Liabilities:
    Accounts receivable
      - trade                                                           (2,658,091)           (2,132,237)
      - miscellaneous                                                      (26,587)               26,602
    Prepaid Expenses                                                      (250,906)              (65,999)
    Miscellaneous assets                                                   (25,002)               (4,000)
    Refundable income tax                                                  (63,000)                   --
    Accounts payable
      - trade                                                            1,547,105               862,113
      - related party                                                      (13,252)               (3,039)
    Accrued liabilities                                                    154,236               473,829
    Deferred revenues                                                      201,828               568,893
                                                                       -----------           -----------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:             (755,412)              617,498
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                (166,624)             (177,057)
  Proceeds from sale of fixed assets                                         1,940                    --
  Purchase of intangibles                                                   (5,797)               (3,262)
  Increase in goodwill                                                          --                (4,960)
                                                                       -----------           -----------
         NET CASH USED IN INVESTING ACTIVITES:                            (170,481)             (185,279)
                                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                       500,000               990,000
  Repayment of debt                                                       (500,000)             (990,000)
  Repayment of debt - related party                                             --              (183,333)
  Proceeds from exercise of stock options                                  218,750                17,500
  Proceeds from private placement of common stock                        5,395,075                    --
                                                                       -----------           -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:            5,613,825              (165,833)
                                                                       -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                               4,687,932               266,386

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                            750,159               483,773
                                                                       -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                              $ 5,438,091           $   750,159
                                                                       ===========           ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                     For the years ended May 31,
                                                        2006              2005
                                                      --------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest              $ 11,415          $ 15,694
                                                      ========          ========

  Cash paid during the year for income taxes          $179,256          $  8,257
                                                      ========          ========

NON-CASH INVESTING AND FINANCE ACTIVITIES
  Stock issued for services                           $     --          $ 11,250
                                                      ========          ========

  Options issued as payment for services              $     --          $ 43,200
                                                      ========          ========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                Global Entertainment Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

DESCRIPTION OF THE COMPANY

Global Entertainment Corporation (referred to in this annual report as "we," "us," "Global" or "GEC") is an integrated event and entertainment company that is engaged, through its six wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, venue ticketing and brand licensing. We are primarily focused on projects located in mid-size communities.

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

The terms of the JOA define how the league will operate. The JOA provides for all operating functions to be performed by the WPHL staff. Under the terms of the JOA, the annual assessments have been set at $75,000 per team, plus an additional $15,000 per team for linesmen and officiating costs. In addition, the teams from the WPHL pay an extra $10,000 per annum to cover Global costs prior to the start of the season. The profit or loss of the League operations at the end of each year is then split between the WPHL and the CHL based upon the number of teams sponsored by the respective entities.

The WPHL is a structured franchised sports league, which includes competing teams located in cities in Texas, Louisiana, New Mexico, Mississippi, Oklahoma, Kansas, Colorado, Ohio, and Arizona. There were 16 teams in the 2005-06 season, 12 teams from the WPHL and 4 teams from the CHL.

ICC develops and manages multipurpose events centers in mid-market communities. ICC enables us to secure a professional minor league hockey team as a primary tenant in facilities that we develop or manage, which promotes the development of the CHL by assisting potential franchisees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between ICC and WPHL is a key factor in the viability of a managed multipurpose entertainment facility.

Global Entertainment Marketing Systems ("GEMS"), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all income sources such as facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts.

In March 2004, we completed a merger with Cragar Industries, Inc., a licensor of a well-known automotive aftermarket wheel trademark and brand - CRAGAR(R). The licensing and marketing opportunities for CRAGAR(R) branded products, particularly with respect to markets in which

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


DESCRIPTION  OF THE  COMPANY (CONTINUED)

hockey franchises are located, blends with current licensing and marketing that is available through the operation and management of the CHL and related activities. We have entered into various new licensing contracts since purchasing Cragar and intend to further expand the Cragar brand to additional product lines including automotive exhaust and brake components.

In June 2004 we formed Global Entertainment Ticketing, Inc. ("GETTIX"), a third party provider of ticketing services for the multipurpose event centers developed by ICC, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX provides a full in-house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and full marketing resources.

In February 2006, we formed Encore Facility Management, a single source management entity that provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, sales and marketing (through
GEMS), arena/event ticketing (through GETTIX), event bookings, and food and beverage. Encore is currently involved with facility management of multipurpose events centers developed by ICC.. Facility management operations are conducted under separate limited liability companies established by the Company.

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

During the fiscal year ended May 31, 2004, the Company completed a merger with Cragar. On March 19, 2004, Cragar stockholders voted in favor of the proposed merger. Prior to 2000, Cragar designed, produced and sold composite, aluminum, steel and wire custom wheels and wheel accessories. It marketed and sold to aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. In 1999, Cragar changed its primary business strategy from the manufacturing, marketing and distribution of CRAGAR products to the licensing of them. The acquisition has been accounted for under the purchase method of accounting. The base purchase price was $2,406,068 paid in common stock and options to shareholders of Cragar and $1,265,500 paid in common stock to extinguish notes payable. No portion of the Cragar purchase price was allocated to separate intangible assets as the entire value of this purchase is attributable to the Cragar brand name, not to a specific manufacturing contract. Cragar licensees are interchangeable as there are multiple manufacturers capable of producing the existing line of Cragar branded products.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, Western Professional Hockey League, Inc., International Coliseum Company, Inc., Global Entertainment Marketing Systems, Cragar Industries, Inc., Global Entertainment Ticketing, Inc. and Encore Facility Management. Intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain balances as of May 31, 2005 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE - TRADE, NET

Accounts receivable - trade, net primarily represent amounts due from franchisees related to franchise and assessment fees, as well as fees due from various municipalities for services in relation to construction and project management. The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of May 31, 2006 and 2005, the Company had determined a needed allowance for doubtful accounts on accounts receivable of $34,945 and $20,892, respectively. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected. Accounts receivable are generally unsecured. Included in accounts receivable as of May 31, 2006 and 2005 are $1,255,703 and $196,781, respectively relating to retainage. Retainage amounts as of May 31, 2006 and 2005 are included in current assets and liabilities. In relation to the retainage receivable there was retainage payable at May 31, 2006 and 2005 of approximately $1,234,504 and $136,874, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation, and are depreciated over their useful lives of one to five years.

Depreciation is computed under the straight-line method for financial statement purposes and under accelerated methods for income tax purposes. Repairs and maintenance expenses are charged to operations as incurred. Betterment or renewals are capitalized as incurred.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

DEFERRED REVENUES

Deferred revenues represent various fees received by the Company for which substantially all of the services have not yet been performed. The revenues will be recognized when the obligations of the agreement are met, and the earnings cycle has been completed (see Revenue Recognition below).

NON-MARKETABLE SECURITIES

Non-marketable securities consist of the Company's investment in non-marketable preferred and common stock. This investment is stated at estimated net realizable value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts receivable, accounts and notes payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments are deemed to approximate fair values.

ADVERTISING EXPENSE

The Company charges advertising costs to operations when incurred. Advertising expense totaled $20,477 and $35,263 for the fiscal years ended May 31, 2006 and 2005, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109, "Accounting for income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of an allowance when realization of an asset is unsure.

INTANGIBLE ASSETS AND GOODWILL

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

Assets not subject to amortization are tested for impairment at least annually. For the fiscal years ended May 31, 2006 and 2005, the Company determined that, based on estimated future cash flows, the fair value of the intangible assets

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


and goodwill relating to our investment in ICC exceeds its carrying value, accordingly, no impairment has been recognized. An independent business valuation was performed as of May 31, 2006 for the purpose of testing the carrying value of goodwill related to our investment in Cragar. This valuation supported the carrying value of goodwill related to Cragar and, as such, no impairment has been recognized.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the consolidated financial statements.

Material estimates include, but are not limited to, the allowance for doubtful accounts, the carrying value of intangible assets, the realization of the deferred income tax asset, percentage of completion estimates, if any, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

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

LICENSING AND ADVERTISING FEES: Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 12 teams from the WPHL pay an extra $10,000 annually to cover Global's costs. The fees are recognized ratably over the year in relation to expenses incurred. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell, market, and promote the CRAGAR(R) brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

PROJECT MANAGEMENT FEES: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction and financing of municipal venues. This is recognized as revenue ratably over the duration of the contracts. Project management fees also include amounts billed by the Company relating to furniture fixtures and equipment,

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


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

INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Diluted income per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. As of May 31, 2006 and 2005 there were 80,977 and 97,000 potentially dilutive securities outstanding, respectively.

The following schedule is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


                                           For the Year Ended May 31, 2006
                                      Income           Shares          Per-Share
                                    (Numerator)     (Denominator)        Amount
                                    -----------     -------------        ------
BASIC EPS
Net Income available to common
  stockholders                       $245,055         5,519,895          $ 0.04
                                                                         ======
EFFECT OF DILUTIVE SECURITIES
  Options                                               254,408
  Warrants                                               31,035
                                                      ---------
DILUTED EPS
Net Income                           $245,055         5,805,338          $ 0.04
                                     ========         =========          ======

                                           For the Year Ended May 31, 2005
                                      Income           Shares          Per-Share
                                    (Numerator)     (Denominator)        Amount
                                    -----------     -------------        ------
BASIC EPS
Net Income available to common
  stockholders                       $435,761         5,343,786          $ 0.08
                                                                         ======
EFFECT OF DILUTIVE SECURITIES
  Options                                               162,421
  Warrants                                               19,837
                                                      ---------
DILUTED EPS
Net Income                          $435,761          5,526,044          $ 0.08
                                    ========          =========          ======

STOCK-BASED COMPENSATION

On March 1, 2006 the Company has adopted the fair value recognition provisions of SFAS 123R. Prior to March 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted subsequent to March 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                           For the years ended May 31,
                                                            2006                 2005
                                                         ----------           -----------
Net income, as reported                                  $  245,055           $   435,761
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax  effects             (366,926)             (215,740)
                                                         ----------           -----------

Pro forma net income (loss)                              $ (121,871)          $   220,021
                                                         ==========           ===========
Earnings (loss) per share:
   Basic, as reported                                    $     0.04           $      0.08
                                                         ==========           ===========

   Basic, pro forma                                      $    (0.02)          $      0.04
                                                         ==========           ===========
Earnings (loss) per share:
   Diluted, as reported                                  $     0.04           $      0.08
                                                         ==========           ===========

   Diluted, pro forma                                    $    (0.02)          $      0.04
                                                         ==========           ===========

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (R) did not have a material effect on the Company's results of operations or financial position.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3,

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company's results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is "more likely than not" to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

     As of May 31, 2006 and 2005, property and equipment was comprised of the following:

                                                For the years ended May 31,
                                                2006                2005
                                              ---------           ---------

     Office furniture and equipment           $ 239,793           $ 169,024
     Computer equipment                         284,960             191,045
                                              ---------           ---------
                                                524,753             360,069
     Less:  accumulated depreciation           (302,685)           (192,741)
                                              ---------           ---------

                                              $ 222,068           $ 167,328
                                              =========           =========

Total depreciation expense equaled $109,944 and $ 55,114 for the years ended May 31, 2006 and 2005, respectively.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


--------------------------------------------------------------------------------
                                     NOTE 3
                                INTANGIBLE ASSETS
--------------------------------------------------------------------------------

As of May 31, 2006 and 2005, intangible assets were comprised of the following:

                                               May 31,             May 31,
                                                2006                2005
                                              ---------           ---------

     Patent and trademarks                    $  18,470           $  12,673
     Covenant not to compete                     50,000              50,000
     Franchising rights                          75,000              75,000
                                              ---------           ---------
                                                143,470             137,673
     Less:  accumulated amortization           (113,671)            (96,466)
                                              ---------           ---------

                                              $  29,799           $  41,207
                                              =========           =========

Total amortization expense equaled $17,205 and $19,119 for the years ended May 31, 2006 and 2005, respectively. As of May, 31, 2006 the aggregated amortization expense for the next five years is estimated to be $21,026. As of May 31, 2006 the weighted average remaining lives of our intangible assets are approximately
2.56 years.

As of May 31, 2006 and 2005, goodwill was comprised of the following:

                                                May 31,               May 31,
                                                 2006                  2005
                                              -----------           -----------

     Investment in ICC                        $   622,500           $   622,500
     Investment in Cragar                       3,542,716             3,542,716
                                              -----------           -----------
                                                4,165,216             4,165,216
     Less:  accumulated amortization             (103,750)             (103,750)
                                              -----------           -----------

                                              $ 4,061,466           $ 4,061,466
                                              ===========           ===========
--------------------------------------------------------------------------------
                                     NOTE 5
                           PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------

The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. Federal corporate statutory income tax rate to the income before income taxes as follows:

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


                                                  For the years ended May 31,
                                                   2006                2005
                                                 ---------           ---------

     Computed "expected" tax  expense            $  66,000           $ 301,000
     Meals and entertainment and
      miscellaneous expenses                        13,000              79,000
     Valuation allowance - benefit of net
      operating loss carryforward
      and doubtful accounts                       (130,000)                 --
     Exercise and Sale of Qualified Options        (14,000)
     State income taxes                             14,000              71,000
                                                 ---------           ---------

                                                 $ (51,000)          $ 451,000
                                                 =========           =========

The $51,000 income tax benefit for the fiscal year ended May 31, 2006 includes $20,000 of current tax expense and $71,000 relating to a deferred tax benefit. The Company's estimated blended tax rate is 41%.

The $451,000 of income tax expense for the fiscal year ended May 31, 2005 is comprised of $145,000 of current tax expense and $306,000 of deferred tax expense. The $145,000 of income tax payable is included in accounts payable at May 31, 2005.

At May 31, 2006 and 2005, the deferred tax assets consist of the following:

                                                  For the years ended May 31,
                                                   2006                2005
                                                 ---------           ---------
     Deferred Tax Asset:
       Allowance for doubtful accounts           $  14,000           $   8,000
       Loss carryforwards acquired in merger       666,000             733,000
                                                 ---------           ---------
                                                   680,000             741,000
     Less:  valuation allowance                   (666,000)           (733,000)
                                                 ---------           ---------
     Total deferred tax asset                       14,000               8,000
                                                 =========           =========

     Deferred Tax Liabilites - Long Term
       Depreciation and amortization             $  66,000           $  68,000
                                                 ---------           ---------

     Deferred Tax Liability - Long Term          $  66,000           $  68,000
                                                 =========           =========

The Company had established a valuation allowance equal to the net deferred tax asset primarily due to the uncertainty in the utilization of net operating loss carryforwards. For the years ended May 31, 2006 the valuation allowance was reduced by approximately $130,000 to reflect the status of the utilization of the net operating loss carryforwards in the respective periods.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


The Company's approximate federal and state net operating loss carryforwards as of May 31, 2006 are approximately $1,920,000. Pursuant to IRC Section 182, and as a result of the merger with Cragar, the Company will have available approximately $160,000 of net operating loss per year for the next 12 years.

--------------------------------------------------------------------------------
                                     NOTE 6
                                 LINE OF CREDIT
--------------------------------------------------------------------------------

In October 2005, we obtained an increase in our revolving line of credit from $1,000,000 to $2,000,000. As of May 31, 2006, we have no outstanding balance on this credit facility. As of May 31, 2006 we have a borrowing capacity of $1,700,000 as a result of a $300,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of May 31, 2006, the applicable interest rate was 9%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, an increase in tangible net worth of at least 75% of net income on an annual basis, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of May 31, 2006, we were in compliance with these covenants. The facility will mature on October 12, 2006.

--------------------------------------------------------------------------------
                                     NOTE 7
                                     EQUITY
--------------------------------------------------------------------------------

On April 7, 2006 the Company completed a private placement of 1,079,000 shares of its common stock to select qualified institutional and other investors at a price of $5.75 per share for aggregate gross proceeds of approximately $6.2 million. Expenses related to the offering, including commissions of the placement agents, legal fees and other expenses incurred by the Company were approximately $809,000.

WARRANTS

As of May 31, 2006 and 2005, the Company had 275,760 and 60,460, respectively, warrants outstanding to purchase common stock. All of the warrants are convertible into one share of common stock. Twenty thousand warrants are exercisable at $3.50 per share, 39,960 warrants are exercisable at $3.55 per share and the remaining 215,800 warrants are exercisable at $7.10 per share. They all carry exercise terms of five (5) years. All of the warrants are vested and exercisable as of May 31, 2006.

During the fiscal year ended May 31, 2006 the Company issued warrants to acquire an aggregate 215,800 shares of its common stock to select qualified institutional and other investors and placement agents related to a private placement of 1,079,000 shares of its common stock.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


The following table summarizes warrant activity:

                                                                                    Weighted
                                                                     Weighted        Average
                                                                      Average       Remaining
                                                       Number        Exercise      Contractual
                                                    of Warrants        Price          Term
                                                    -----------        -----          ----
Outstanding and exercisable at May 31, 2004            60,460           3.53
  Granted                                                  --             --
  Exercised                                                --             --
  Forfeited                                                --             --
                                                     --------           ----
Outstanding and exercisable at May 31, 2005            60,460           3.53
  Granted                                             215,800           7.10
  Exercised                                              (500)          3.50
  Forfeited                                                --             --
                                                     --------           ----
Outstanding and exercisable at May 31, 2006           275,760           6.32          4.30
                                                     ========           ====          ====

Information with respect to warrants outstanding and exercisable at May 31, 2006 is as follows:

                         Warrants Outstanding             Warrants Exercisable
             -----------------------------------------   ----------------------
                               Weighted
                               Average        Weighted                 Weighted
                              Remaining        Average                  Average
Exercise     Number of       Contractual      Exercise      Number     Exercise
 Price       Warrants       Life (in years)    Price     of Warrants    Price
 -----       --------       ---------------    -----     -----------    -----
 $ 3.50       20,000             2.80           $3.50       20,000      $ 3.50
 $ 3.55       39,960             2.33           $3.55       39,960      $ 3.55
 $ 7.10      215,800             4.85           $7.10      215,800      $ 7.10

OPTIONS

On March 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R. Prior to March 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted subsequent to March 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

During 2000, the Company adopted the 2000 Long-Term Incentive Plan. The Plan authorizes the Company's Board of Directors to grant both qualified incentive and non-qualified stock options and restricted stock awards to selected officers, key employees, outside consultants and directors of the Company or its wholly owned subsidiaries for up to an aggregate of 750,000 shares of the Company's common stock, as amended during the fiscal year ended May 31, 2004. As of May 31, 2006, a total of 679,000 options were issued and outstanding under the Plan. These options were issued to various directors, employees and consultants. Vesting of options is at the discretion of the Company's Board of Directors and all outstanding options are fully vested as of May 31, 2006. Options issued under the plan have a maximum term of 10 years. The exercise price of each option is equal to the market price of the Company's common stock on the date of grant.

During the fiscal year ended May 31, 2005 the Company issued 12,000 options for services provided by non-employees at a total value of $43,200.

The following is a table of activity for all options:

                                                                                       Weighted
                                                                                        Average
                                                                        Weighted      Remaining     Aggregate
                                                     Number of           Average      Contractual   Intrinsic
                                                      Options         Exercise Price     Term         Value
                                                      -------         --------------     ----         -----
Outstanding and exercisable at May 31, 2004           474,022             3.51
  Granted                                             135,501             5.52
  Exercised                                            (5,000)            3.50
  Forfeited                                           (15,000)            4.58
                                                     --------            -----
Outstanding and exercisable at May 31, 2005           589,523             3.93
  Granted                                             156,477             7.05
  Exercised                                           (62,500)            3.50
  Forfeited                                            (4,500)            6.06
                                                     --------            -----
Outstanding and exercisable at May 31, 2006           679,000             4.66           6.8       536,410
                                                     ========            =====          ====       =======

The 156,477 options granted during the fiscal year ended May 31, 2006 had a weighted average grant date fair value of $3.97 and an aggregate fair value of $621,214. All options granted during the fiscal year ended May 31, 2006 were vested as of the grant date. During the fiscal year ended May 31, 2006 the Company received cash of $218,750 related to the exercise of options. The intrinsic value of options exercised during the fiscal year ended May 31, 2006 was $220,750. The Company anticipates receiving an income tax benefit of approximately $14,000 related to the disqualified disposition of options.

Additional information about outstanding options to purchase the Company's common stock as of May 31, 2006 is as follows:

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


                         Options Outstanding                Options Exercisable
              ---------------------------------------      ---------------------
                              Weighted
                              Average        Weighted                   Weighted
                             Remaining       Average                     Average
Exercise      Number of     Contractual      Exercise        Number     Exercise
 Price         Options     Life (in years)    Price        of Options    Price
 -----         -------     ---------------    -----        ----------    -----
 $ 3.50        291,108         6.55           $ 3.50         291,108     $ 3.50
 $ 3.55        120,415         2.33           $ 3.55         120,415     $ 3.55
 $ 4.50         18,500         8.14           $ 4.50          18,500     $ 4.50
 $ 5.40         70,000         9.01           $ 5.40          70,000     $ 5.40
 $ 5.75         91,000         8.74           $ 5.75          91,000     $ 5.75
 $ 6.00          2,000         8.93           $ 6.00           2,000     $ 6.00
 $ 6.50          5,000         9.28           $ 6.50           5,000     $ 6.50
 $ 8.50         80,977         9.47           $ 8.50          80,977     $ 8.50

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions:

Option issue dates             11/18/2005      9/8/2005       6/1/2005      5/2/2005     2/23/2005    7/15/2004
------------------             ----------      --------       --------      --------     ---------    ---------
Expected volatility              35.91%          35.86%         40.83%        50.97%        45.58%       14.16%
Risk-free interest rate           4.50%           4.15%          3.91%         4.21%         4.27%        4.50%
Expected dividends                  --              --             --            --            --           --
Expected life                  10 Years       10 Years       10 Years      10 Years      10 Years     10 Years
Value of individual options       $4.72          $3.55          $3.13         $4.03         $3.60        $1.75

The following table illustrates the effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation. As all options vested prior to adoption of SFAS 123(R) no compensation cost was recognized during the year ended May 31, 2006.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


                                      For the years ended May 31,
                                       2006                 2005
                                    ----------           -----------
Net income (loss):
  As reported                       $  245,055           $   435,761
                                    ==========           ===========
  Pro forma                         $ (121,871)          $   220,021
                                    ==========           ===========

Earnings (loss) per share:
  Basic, as reported                $     0.04           $      0.08
                                    ==========           ===========

  Basic, pro forma                  $    (0.02)          $      0.04
                                    ==========           ===========

Earnings (loss) per share:
  Diluted, as reported              $     0.04           $      0.08
                                    ==========           ===========

  Diluted, pro forma                $    (0.02)          $      0.04
                                    ==========           ===========

--------------------------------------------------------------------------------
                                     NOTE 8
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASES

In July 2003, the Company entered into a four-year lease agreement for office space in Phoenix, Arizona. Under the terms of the agreement monthly lease payments will be $11,975.

During the fiscal year ended May 31, 2006 the Company entered into a one-year lease agreement for office space in Austin, Texas. Under the terms of the agreement monthly lease payments will be approximately $475.

During the fiscal  year  ended May 31,  2004,  the  Company  entered  into a (5)
five-year  agreement,   effective  July  2004,  to  lease  phone  equipment,   a
maintenance contract, and telephone service for approximately $6,800 per month.

During the fiscal year ended May 31, 2005 the Company entered into a (3) three year operating lease for office equipment at a rate of $1,490 per month.

During the fiscal year ended May 31, 2005 the Company entered into a (2) year agreement for phone equipment at a rate of approximately $2,000 per month.

Total rent expense on the above operating leases was approximately $147,000 and $143,000 for the fiscal years ended May 31, 2006 and 2005, respectively. Future minimum lease payments are as follows:

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


                    Year ending
                      May 31,              Amount
                      -------              ------
                       2007              $ 250,062
                       2008                106,985
                       2009                 81,600
                       2010                  6,800
                                         ---------
                                         $ 445,447
                                         =========

Pursuant to an agreement dated April 21, 2005 between GETTIX and Paciolan, Inc, Paciolan will provide GETTIX a ticketing software system and related training and support through December 31, 2010. Minimum annual fees under this contract are based on a calendar year as follows:

                    Year ending
                    December 31,           Amount
                    ------------           ------
                       2006              $   200,000
                       2007                  345,000
                       2008                  485,000
                       2009                  550,000
                       2010                  640,000
                                         -----------
                                         $ 2,220,000
                                         ===========

CONTINGENCIES

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. To mitigate this risk, management has obtained insurance coverage, which they believe effectively covers any reasonable potential liability. As of May 31, 2006 there are various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operation of the Company.

Global is a plaintiff in a lawsuit filed against a current franchisee. The suit asks for a ruling on the interpretation of the protected territory clause of the license agreement. Subsequent to our action, the franchisee filed a separate claim for unspecified damages for alleged breach of the protected territory clause of the licensing agreement. These suits were filed in August 2005 and are pending in Maricopa County Superior Court, Maricopa County, Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims. As such, no liability has been recorded at May 31, 2006 related to this matter and intend to vigorously defend this action.

Global is named as a defendant, along with the local municipality, in a lawsuit filed by the family of an employee of the Dodge Arena in Hidalgo, Texas. The suit alleges negligence against Global and asks for unspecified damages related to the death of the employee resulting from an accident at the arena. This suit was filed in November 2005 and is pending in the 332nd Judicial District Court of Hidalgo County, Texas. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such, no liability has been recorded at May 31, 2006 related to this matter.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such, no liability has been recorded at May 31, 2006 related to this matter.

Pursuant to the joint operating agreement between the CHL and the WPHL, the CHL has an option to purchase all of the WPHL's interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL. Although our strategy is to increase revenue from our arena development and marketing and licensing businesses, the exercise of this option by the CHL would require us to enter an agreement not to compete with the CHL for a period of five years, and eliminate a current primary source of revenue. The earliest such a transaction could occur would be at the end of the 2011 fiscal year.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners and, customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2006.

The Company has entered into contracts with the facilities at Rio Rancho, Youngstown and Prescott Valley Events Center which guarantees certain economic performance standards. As of May 31, 2006, neither Rio Rancho nor Prescott Valley Events Center has commenced operations and as such, no liability has been recorded for any potential liability due under these contracts. The Company has secured a performance bond in relation to the Youngstown contract and as such, management believes there is no material liability accruing to the Company as of May 31, 2006.

--------------------------------------------------------------------------------
                                     NOTE 9
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

ACCOUNTS PAYABLE

Included in accounts payable at May 31, 2006 and 2005 is $0 and $13,251, respectively owed to a related party arising from the Company's Advisory Service Agreement.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


LOAN GUARANTEE FEES

At May 31, 2006 and 2005 accrued liabilities includes $0 and $66,667, respectively, of loan guarantee fees owed to two directors of the Company, for their personal guarantees of a line of credit for the Company. This line of credit was repaid in full during the fiscal year ended May 31, 2003 and cancelled.

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

This related party has the right of first refusal to act as the exclusive financial advisor for the Company for a period of two years from the date of successfully closing a financing, as described above, for a transaction involving the purchase, sale, merger, consolidation or business combination of the Company. The Company and the related party will enter into an agreement appropriate and customary for services and compensation that is competitive to market conditions at the time the right is exercised.

Effective July 18, 2001, the Company renewed its Advisory Service Agreement for an additional two years at a rate of $7,500 per month. The Advisory Service Agreement was renewed subsequent to the merger with Cragar effective March 19, 2004 for an additional two (2) years, at a rate of $12,500 per month. Effective February 14, 2006 the above agreement was replaced by a two year consulting agreement with Miller Capital Corporation and a two year agreement for investment banking services with Miller Capital Markets, LLC incorporating similar terms as described above. The consulting agreement provides for an increase in the monthly service fee to $15,000 starting June 1, 2006 and for the related party to receive on July 1, 2006, at the option of the Company, either
(1) an option to purchase 20,000 shares of the Company's common stock at the average closing bid quotation for the thirty trading days immediately preceding the agreement effective date or (2) a restricted stock grant consisting of 6,000 shares of the Company's common stock. The Company also paid $25,000 under this agreement for a due diligence report prepared for the Company.

During the fiscal years ended May 31, 2006 and 2005 management fees and expenses of approximately $178,000 and $160,000, respectively, were incurred under these agreements. In addition, we paid $25,000 for a due diligence report prepared for the Company and approximately $620,000 in fees to Miller Capital Markets, LLC related to a private placement of common stock during the fiscal year ended May 31, 2006.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


--------------------------------------------------------------------------------
                                     NOTE 10
                          CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------

The Company maintains cash at various financial institutions. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At May 31, 2006 and 2005, the Company had uninsured cash and cash equivalents in the amounts of approximately $7,493,300 and $373,400, respectively. To mitigate this risk, the Company selects financial institutions based on their credit ratings and financial strength.

--------------------------------------------------------------------------------
                                     NOTE 11
                              SIGNIFICANT CUSTOMERS
--------------------------------------------------------------------------------

For the years ended May 31, 2006 and 2005 the Company recognized a significant portion of its revenue from the following customers:

                            For the Years Ended May 31,
                            ---------------------------
                               2006          2005
                               ----          ----
                    A           31%           36%
                    B           19%            0%

Accounts receivable from the aforementioned customers at May 31, 2006 and 2005 are as follows:

                                  As of May 31,
                               ------------------
                               2006          2005
                               ----          ----
                    A         424,567      620,522
                    B       3,203,603           --

--------------------------------------------------------------------------------
                                     NOTE 12
                              EMPLOYEE BENEFIT PLAN
--------------------------------------------------------------------------------

The Company maintains a 401(k) profit sharing plan allowing substantially all full-time employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors. For the years ended May 31, 2006 and 2005 the Company did not make contributions to the Plan.

--------------------------------------------------------------------------------
                                     NOTE 13
                        ACCOUNTS RECEIVABLE MISCELLANEOUS
--------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE - MISCELLANEOUS

The principal receivable as of May 31, 2006 is for approximately $99,000, advanced, by the Company to the former El Paso Franchise. Of this balance, $45,000 is included in accounts receivable - miscellaneous and approximately

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


$54,000 is included in miscellaneous assets on the balance sheet at May 31, 2006. Terms of this receivable include monthly installments of $3,000 with a balloon payment in the amount of the total outstanding balance due and payable on May 15, 2008.

During the fiscal year ended May 31, 2006 we purchased a liquor license for $65,000 to be used in the operations of the Prescott Valley Events Center. This license is included under Miscellaneous Assets as of May 31, 2006.

--------------------------------------------------------------------------------
                                     NOTE 14
                                  JOINT VENTURE
--------------------------------------------------------------------------------

During the fiscal year ended May 31, 2006, we entered into a joint venture partnership agreement with Prescott Valley Signature Entertainment, LLC. This joint venture was formed to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona through the Pre-Annexation Development Agreement with the Town of Prescott Valley. Global is the managing member of Prescott Valley Events Center, LLC ("PVEC") (the joint venture entity) and is responsible for the planning, promotion and fulfillment of the joint venture operations. We plan to account for our investment in PVEC, by the equity method. Our interest in this entity is not a controlling one, as we do not own a majority voting interest and as our ability to affect the business operations is significantly limited by the partnership operating agreement. The PVEC operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member.

Each member paid $1,000 for a 50% interest in the joint venture. We will also contribute $250,000 as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1,500,000 as preferred capital. Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations or construction, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. Upon completion of the Prescott Valley Events Center the Company has a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by PVEC of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee of approximately $250,000. As of May 31, 2006 we believe the likelihood and amount of payments under this guarantee is negligible and, as such, have recorded no value to the guarantee.

We did not earn income from PVEC for the fiscal year ended May 31, 2006.

During the fiscal year ended May 31, 2006 we purchased a liquor license to be used in the operations of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under "Miscellaneous Assets" as of May 31, 2006.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


--------------------------------------------------------------------------------
                                     NOTE 15
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In July 2006 we increased our letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH from $300,000 to $400,000. Also, in August 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000, increasing our borrowing capacity to 2,600,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINIANCIAL DISCLOSURE

The Company, in conjunction with the audits of the two fiscal years ended May 31, 2006 and 2005, experienced no disagreements with Semple & Cooper, LLP ("Semple") on any matter of accounting principles or practices, financial statement disclosure or on auditing scope or procedure, which disagreement, if not resolved to Semple's satisfaction, would have caused Semple to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                   PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on our directors and officers will be included under the caption "Directors and Executive Officers" of the Company's Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2006, which is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information on directors and officers of the Company will be included under the caption "Executive Compensation" of the Company's Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2006, which is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on equity compensation plans and beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's Information Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2006, which is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions will be included under the caption "Certain Relationships and Related Parties" of the Company's Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2006, which is hereby incorporated by reference.

ITEM 13. EXHIBITS

See Exhibit Index attached hereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services will be included under the caption "Principal Accountant Fees and Services" of the Company's Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2006, which is hereby incorporated by reference.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Global Entertainment Corporation
                                          (Registrant)

August 29, 2006                 By /s/ W. James Treliving
                                  ----------------------------------------------
                                  W. James Treliving
                                  Chairman of the Board

August 29, 2006                 By /s/ Richard Kozuback
                                  ----------------------------------------------
                                  Richard Kozuback
                                  Director / President & Chief Executive Officer

August 29, 2006                 By /s/ J. Craig Johnson
                                  ----------------------------------------------
                                  J. Craig Johnson
                                  Chief Financial Officer / Treasurer

August 29, 2006                 By /s/ Michael L. Bowlin
                                  ----------------------------------------------
                                  Michael L. Bowlin
                                  Director

August 29, 2006                 By /s/ Michael L. Hartzmark
                                  ----------------------------------------------
                                  Michael L. Hartzmark
                                  Director

August 29, 2006                 By /s/ Donald Head
                                  ----------------------------------------------
                                  Donald Head
                                  Director

August 29, 2006                 By /s/ Terry S. Jacobs
                                  ----------------------------------------------
                                  Terry S. Jacobs
                                  Director

August 29, 2006                 By /s/ Stephen A McConnell
                                  ----------------------------------------------
                                  Stephen A McConnell
                                  Director

August 29, 2006                 By /s/ George Melville
                                  ----------------------------------------------
                                  George Melville
                                  Director

August 29, 2006                 By /s/ Mark Schwartz
                                  ----------------------------------------------
                                  Mark Schwartz
                                  Director

                                  EXHIBIT INDEX

The following exhibits are filed herewith or incorporated herein pursuant to Regulation SB-601:

Exhibit
-------

3.1 Amended and Restated Articles of Incorporation of the Company, dated April 14, 2000. (1)

3.2     Bylaws of the Company, dated April 18, 2000. (2)

31.1 Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.*

31.2    Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by
        J. Craig Johnson, Chief Financial Officer.*

32 Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and J. Craig Johnson, Chief Financial Officer.*

----------
*    Filed herewith.
(1) Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(2) Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.