Form 10QSB
period 2006-08-31
GLOBAL ENTERTAINMENT CORP
filed 2006-10-16
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: August 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ________________

                        Commission File Number: 000-50643


                        GLOBAL ENTERTAINMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)


           Nevada                                        86-0933274
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                        4909 East McDowel Road, Suite 104
                           Phoenix, Arizona 85008-4293
                                 (480) 994-0772

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

Number of shares outstanding of each of the registrant's classes of common stock as of August 31, 2006:

                          Common Stock, $.001 par value
                                 6,495,673 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2006


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                             3

          Condensed Consolidated Balance Sheets - As of August 31, 2006
          (Unaudited) and May 31, 2006                                        3

          Condensed Consolidated Statements of Operations (Unaudited) -
          Three Months Ended August 31, 2006 and 2005                         5

          Condensed Consolidated Statements of Changes in Stockholders'
          Equity - Fiscal Year ended May 31, 2006 and Three Months Ended
          August 31, 2006 (Unaudited)                                         6

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended August 31, 2006 and 2005                         7

          Notes to Condensed Consolidated Financial Statements                9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       15

     Item 3. Controls and Procedures                                         20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               20

     Item 6. Exhibits                                                        21

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              August 31,            May 31,
                                                                                2006                 2006
                                                                             -----------          -----------
                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 5,998,688          $ 5,438,091
  Accounts receivable - trade, less allowance for doubtful accounts
   of $235,133 at August 31, 2006 and $34,945 at May 31, 2006                  5,173,357            6,004,068
  Accounts receivable - miscellaneous                                             48,173               64,460
  Prepaid expenses                                                               492,484              357,682
  Refundable income tax                                                           63,000               63,000
  Deferred income tax asset                                                       14,000               14,000
                                                                             -----------          -----------

      TOTAL CURRENT ASSETS                                                    11,789,702           11,941,301

Accounts receivable - trade - long term portion                                  150,000              300,000

Property and Equipment, net                                                      253,321              222,068

Intangible Assets, net                                                            26,002               29,799

Goodwill                                                                       4,061,466            4,061,466

Non-Marketable Securities                                                         78,489               78,489

Miscellaneous Assets                                                             131,784              127,477
                                                                             -----------          -----------

      TOTAL ASSETS                                                           $16,490,764          $16,760,600
                                                                             ===========          ===========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       August 31,              May 31,
                                                                         2006                   2006
                                                                     ------------           ------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                   $  2,184,498           $  3,105,876
  Accrued liabilities                                                   2,480,873              1,281,636
  Deferred revenues                                                     1,291,351                900,386
                                                                     ------------           ------------

      TOTAL CURRENT LIABILITIES                                         5,956,722              5,287,898

Deferred revenues - long term portion                                     392,195                392,195
Deferred income tax liability                                              66,000                 66,000
                                                                     ------------           ------------

      TOTAL LIABILITIES                                                 6,414,917              5,746,093
                                                                     ------------           ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                             --                     --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,487,492 and 6,495,673 shares issued and outstanding as of
   May 31, 2006 and August 31, 2006, respectively                           6,496                  6,488
  Paid-in capital                                                      10,665,773             10,665,781
  Retained earnings (deficit)                                            (596,422)               342,238
                                                                     ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY                                       10,075,847             11,014,507
                                                                     ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 16,490,764           $ 16,760,600
                                                                     ============           ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                      AUGUST 31, 2006 AND 2005 (UNAUDITED)


                                                 For the three months ended
                                              August 31,            August 31,
                                                2006                  2005
                                             -----------           -----------
Revenues
  Project management fees                    $ 2,070,589           $ 2,471,772
  Facility management fees                       344,087                    --
  Licensing and advertising fees                 679,875               685,842
  Ticket service fees                            557,302                47,146
  Other revenue                                       65                    13
                                             -----------           -----------
                                               3,651,918             3,204,773
                                             -----------           -----------
Operating Costs
  Cost of revenues                             2,623,680             2,043,282
  General and administrative costs             2,037,126             1,314,175
                                             -----------           -----------
                                               4,660,806             3,357,457
                                             -----------           -----------

Loss from Operations                          (1,008,888)             (152,684)

Other Income (Expense)
  Interest income                                 73,541                 1,762
  Interest expense                                (3,313)                 (362)
                                             -----------           -----------
                                                  70,228                 1,400

Net Loss                                     $  (938,660)          $  (151,284)
                                             ===========           ===========

Loss Per Share - basic and diluted           $     (0.14)          $     (0.03)
                                             ===========           ===========
Weighted average shares outstanding
  - basic and diluted                          6,494,428             5,345,738
                                             ===========           ===========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE FISCAL YEAR ENDED MAY 31, 2006 AND THE
                       THREE MONTHS ENDED AUGUST 31, 2006

                                             Common Stock
                                          -------------------         Paid-in          Retained
                                          Shares       Amount         Capital     Earnings/(Deficit)      Total
                                          ------       ------         -------     ------------------      -----
Balance at May 31, 2005                 5,345,738      $5,346      $  5,053,098       $  97,183       $  5,155,627

Exercise of options and warrants           62,754          63           218,687              --            218,750

Issuance of common stock private        1,079,000       1,079         5,393,996              --          5,395,075
 placement, net of registration
 costs of $809,175

Net income for period ended
 May 31, 2006                                  --          --                --         245,055            245,055
                                        ---------      ------      ------------       ---------       ------------

Balance at May 31, 2006                 6,487,492      $6,488      $ 10,665,781       $ 342,238       $ 11,014,507

Exercise of options (Unaudited)             8,181           8                (8)             --                 --

Net loss for three months ended
 August 31, 2006 (Unaudited)                   --          --                --        (938,660)          (938,660)
                                        ---------      ------      ------------       ---------       ------------


Balance at August 31, 2006 (Unaudited)  6,495,673      $6,496      $ 10,665,773       $(596,422)      $ 10,075,847
                                        =========      ======      ============       =========       ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005 (UNAUDITED)


                                                                       For the three months ended
                                                                    August 31,            August 31,
                                                                       2006                  2005
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (938,660)          $  (151,284)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                      43,583                26,971
     Allowance for doubtful accounts                                   200,188                    --
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade                                                         780,523              (133,596)
       - miscellaneous                                                  16,287                  (568)
     Prepaid expenses                                                 (134,802)              (59,821)
     Miscellaneous assets                                               (4,307)                9,000
     Accounts payable
       - trade                                                        (921,378)              334,061
       - related party                                                      --               (13,252)
     Accrued liabilities                                             1,199,237              (621,453)
     Deferred revenues                                                 390,965               464,606
                                                                   -----------           -----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:        631,636              (145,336)
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                             (71,039)              (16,035)
  Proceeds from sale of fixed assets                                        --                 1,941
                                                                   -----------           -----------
           NET CASH USED IN INVESTING ACTIVITES:                       (71,039)              (14,094)
                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                  560,597              (159,430)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                      5,438,091               750,159
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                          $ 5,998,688           $   590,729
                                                                   ===========           ===========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005 (UNAUDITED)
                                   (CONTINUED)


                                                    For the three months ended
                                                   August 31,         August 31,
                                                     2006               2005
                                                   ---------          ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest         $   3,313          $     362
                                                   =========          =========

  Cash paid during the period for income taxes     $      --          $ 143,256
                                                   =========          =========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Global Entertainment Corporation ("Global") and its wholly owned subsidiaries, Western Professional Hockey League Inc. ("WPHL") dba Central
Hockey League ("CHL"), International Coliseums Company, Inc. ("ICC"), Global Entertainment Marketing Systems ("GEMS"), Cragar Industries, Inc. ("Cragar"), Global Entertainment Ticketing ("GETTIX"), Encore Facility Management ("Encore"), and Global Properties I. (collectively referred to as "we", "our", "us", or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the three month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007 or for any other period. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended May 31, 2006.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

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

PROJECT MANAGEMENT FEES: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction and financing of municipal venues. This is recognized as revenue ratably over the duration of the contracts. Project management fees also include amounts billed by the Company relating to furniture, fixtures and equipment, architecture fees, and other amounts incurred by the Company on behalf of municipalities. The related revenue and expense for these amounts are recognized in the period incurred. Revenues and costs from fixed-price and modified fixed-price construction contracts, if any, will be recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

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

LOSS PER SHARE

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of August 31, 2006 and 2005 there were 85,977 and 12,000 potentially

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

dilutive securities outstanding, respectively. None of the potentially dilutive securities were included in the computation of the weighted average number of common stock and dilutive securities as their effect was anti-dilutive for the three months ended August 31, 2006 and 2005.

As of August 31, 2006 there were 662,149 options and 275,760 warrants outstanding to purchase common stock. As of August 31, 2005 there were 659,523 options and 60,460 warrants outstanding to purchase common stock.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted subsequent to March 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for periods prior to March 1, 2006 are not required to be restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                For the three
                                                                months ended
                                                                  August 31,
                                                                     2005
                                                                  ---------
                                                                 (Unaudited)
Net loss, as reported                                             $(151,284)
Deduct: Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                 (129,381)
                                                                  ---------

Pro forma net loss                                                $(280,665)
                                                                  =========
LOSS PER SHARE:
  Basic and diluted, as reported                                  $   (0.03)
                                                                  =========

  Basic and diluted, pro forma                                    $   (0.05)
                                                                  =========

The fair value of option grants is based on the Black Scholes option-pricing model with the following weighted average assumptions:

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

Option issue dates              6/1/2005
                                --------

Expected volatility              40.83%
Risk-free interest rate           3.91%
Expected dividends                  --
Expected life                   10 Years
Option Value                     $3.13

--------------------------------------------------------------------------------
                                     NOTE 2
                                     EQUITY
--------------------------------------------------------------------------------

During the three months ended August 31, 2006, we did not issue options to purchase shares of common stock. During the three months ended August 31, 2005 we issued options to purchase 70,000 shares of common stock to directors. These options had an exercise price of $5.40 and a term of ten years.

--------------------------------------------------------------------------------
                                     NOTE 3
                                 LINE OF CREDIT
--------------------------------------------------------------------------------

During the three months ended August 31, 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. As of August 31, 2006, we have no outstanding balance on this credit facility. We have a borrowing capacity of $2,600,000 as a result of a $400,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of August 31, 2006, the applicable interest rate was 9.25%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of August 31, 2006, management believes we were in compliance with these covenants. The facility will mature on November 19, 2006.

--------------------------------------------------------------------------------
                                     NOTE 4
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of August 31, 2006 there were various claims outstanding in this regard that management does not believe these will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 4
                    COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

Global is a plaintiff in a lawsuit filed against a current franchisee. The suit asks for a ruling on the interpretation of the protected territory clause of the license agreement. Subsequent to our action, the franchisee filed a separate claim for unspecified damages for alleged breach of the protected territory clause of the licensing agreement. These suits were filed in August 2005 and are pending in Maricopa County Superior Court, Maricopa County, Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at August 31, 2006 related to this matter.

Global is named as a defendant, along with the local municipality, in a lawsuit filed by the family of an employee of the Dodge Arena in Hidalgo, Texas. The suit alleges negligence against Global and asks for unspecified damages related to the death of the employee resulting from an accident at the arena. This suit was filed in November 2005 and is pending in the 332nd Judicial District Court of Hidalgo County, Texas. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at August 31, 2006 related to this matter.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at August 31, 2006 related to this matter.

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

The Company has entered into contracts with the facilities in Rio Rancho, New Mexico, Youngstown, Ohio and Prescott Valley, Arizona which guarantee certain economic performance standards. As of August 31, 2006, neither of the facilities in Rio Rancho nor Prescott Valley has commenced operations and based on our current performance estimates of the facilities, we believe there is no liability due under these contracts. Based on our current performance estimates of the Youngstown facility, we believe there is no material liability accruing to the Company as of August 31, 2006.

As of August 31, 2006 we have provided a secondary guarantee on a letter of credit in favor of Ace Insurance Company for $860,000 related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of August 31, 2006.

--------------------------------------------------------------------------------
                                     NOTE 5
                                  JOINT VENTURE
--------------------------------------------------------------------------------

During  the fiscal  year ended May 31,  2006,  we entered  into a joint  venture

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                            JOINT VENTURE (CONTINUED)
--------------------------------------------------------------------------------

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

Each member paid $1,000 for a 50% interest in the joint venture. We will also contribute $250,000 as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1,500,000 as preferred capital. Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations or construction, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. Upon completion of the Prescott Valley Events Center the Company has a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by PVEC of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee of approximately $250,000. As of August 31, 2006 we believe the amount of payments under this guarantee is negligible and, as such, have recorded no value to the guarantee.

We did not earn income or incur any losses from PVEC for the three months ended August 31, 2006.

During the fiscal year ended May 31, 2006 we purchased a liquor license to be used in the operations of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under "Miscellaneous Assets" as of August 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events, including statements concerning our future operating results and financial condition and our future capital needs and sources. These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 under the section entitled "Management's Discussion and Analysis--Factors That May Affect Future Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

GENERAL

The following is management's discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

OVERVIEW - COMPANY DESCRIPTION

Global Entertainment Corporation (referred to in this quarterly report as "we," "us," "Global" or "GEC") is an integrated event and entertainment company that is engaged, through its seven wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, venue ticketing and brand licensing. We are primarily focused on projects located in mid-size communities.

Our seven subsidiaries are Western Professional Hockey League, International Coliseums Company, Global Entertainment Marketing Systems, Cragar Industries, Global Entertainment Ticketing, Encore Facility Management, and Global Properties I.

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

In March 2004, we completed a merger with Cragar Industries, Inc., a licensor of a well-known automotive aftermarket wheel trademark and brand - CRAGAR(R). Our expertise gained through the operation and management of the CHL and related activities blends with the development of additional licensing and marketing opportunities for CRAGAR(R) branded products.

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

In February 2006, we formed Encore Facility Management ("Encore"), a single source management entity that provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, sales and marketing (through GEMS), arena/event ticketing (through GETTIX), event bookings, and food and beverage. Encore is currently involved with facility management of a multipurpose events center developed by ICC. Facility management operations are conducted under separate limited liability companies established by the Company.

During the three months ended August 31, 2006 we began operations of a new entity, Global Properties I. This entity will work in targeted mid-sized communities across the United States promoting our services related to the development of multipurpose events centers and surrounding multi-use real estate development.

OVERVIEW - OPERATIONS

During the three months ended August 31, 2006 the Company incurred a loss primarily attributable to certain non-recurring expenses as described in the operating cost section below. Also during the current period, we continued investing in our infrastructure including the creation of a subsidiary, Global Properties I, an entity that will focus solely on marketing to interested communities our multiplatform company with its broad range of services.

Consistent with our goal of expanding our national presence, we recently entered into agreements for two new projects. First, we have entered the Pacific Northwest market as the exclusive development and management company for a new events and entertainment center in Wenatchee, Washington. Second, we have entered the Western Canada market with an agreement to oversee a capital enhancement project for a multi-purpose facility, which also includes long-term facility management, sales and marketing support, and ticketing services for the events center.

In addition to traditional licensing, Cragar has created a new program, in partnership with its licensees, to directly sell a new line of vehicle components to new car dealerships. This program will provide auto dealers the ability to create Special Edition vehicles, leveraging the Cragar brand in promoting vehicle sales. We anticipate the first sales of these products during the second fiscal quarter.

ICC is scheduled to complete its project management duties with the opening of three new events centers before the end of the second fiscal quarter. These projects include: 1) the Santa Ana Star Center in Rio Rancho, New Mexico; 2) the Prescott Valley Convention and Events Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield, Colorado. Following the completion of these projects we anticipate new revenue sources as CHL hockey teams will serve as major tenants in each of the facilities. In addition, in both the Rio Rancho, New Mexico and Prescott Valley, Arizona locations, Encore will manage the facilities, Gettix will provide ticketing services, and GEMS will provide sales and marketing services.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006. We believe our most critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts, facility management performance guarantee liabilities, and the carrying value of goodwill.

Revenues from assessment fees are recognized ratably over the year in relation to expenses incurred. Revenues from initial franchise fees are recognized when the franchise agreement is signed and we have met all of our significant obligations under the terms of the franchise agreement. Revenues from transfer franchise fees are recognized upon approval of the transaction. Project management and facility management revenues are recognized ratably over the respective contract life, as is the revenue from most contractually obligated and sales contract revenues. Revenues generated from ticket sales are recognized upon completion of the sale.

The allowance for doubtful accounts is based on specific credit information and historical collection experience. Actual collection experience may not meet expectations and may result in increased delinquencies.

Estimates of liability relating to facility management performance guarantees are based on current facility performance estimates. Actual facility performance may not meet expectations and may result in additional liability.

The carrying value of goodwill includes estimates of future cash flows from operations and is dependent on projections that may not materialize.

THREE  MONTHS  ENDED  AUGUST 31, 2006  COMPARED TO THREE MONTHS ENDED AUGUST 31,
2005

REVENUES:

                                   Three                        Three
                                months Ended   Percent of    months Ended   Percent of   Dollar Change   Percent Change
                                 August 31,       2006        August 31,       2005       Between 2005     Between 2005
                                   2006          Revenue        2005          Revenue       and 2006        and 2006
                                   ----          -------        ----          -------       --------        --------
Project management fees          $2,070,589       56.7%      $2,471,772        77.1%       $ (401,183)        -16.2%
Facility management fees            344,087        9.4%              --         0.0%          344,087          N/A
Licensing and advertising fees      679,875       18.6%         685,842        21.4%           (5,967)         -0.9%
Ticket service fees                 557,302       15.3%          47,146         1.5%          510,156        1082.1%
Other revenue                            65        0.0%              13         0.0%               52         400.0%
                                 ----------      -----       ----------       -----        ----------        ------
   Total                         $3,651,918      100.0%      $3,204,773       100.0%       $  447,145          14.0%
                                 ==========      =====       ==========       =====        ==========        ======

Total revenues increased $447,145, from $3,204,773 for the three months ended August 31, 2005 to $3,651,918 for the three months ended August 31, 2006.

Project management revenues decreased $401,183 from $2,471,772 for the three months ended August 31, 2005 to $2,070,589 for the three months ended August 31, 2006. This decrease occurred primarily as ICC completed the contract for the Chevrolet Centre in Youngstown, Ohio. The Youngstown contract included more revenue related to furniture, fixtures and equipment, architecture fees and other amounts paid on behalf of the project owner in comparison to the current three ICC projects. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represent 56.7% of our total revenue for the three months ended August 31, 2006, compared to 77.1% of our total revenue for the three months ended August 31, 2005.

During the third quarter of the year ending May 31, 2006 Encore began facility management operations at the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio. Facility management revenues totaled $344,087 for the three months ended August 31, 2006 and account for 9.4% of our total revenue for the three months ending August 31, 2006. Effective August 2006 the contract for facility management of the Dodge Arena was cancelled.

Licensing and advertising activities were consistent with the prior period; decreasing $5,967 from $685,842 for the three months ended August 31, 2005 to $679,875 for the three months ended August 31, 2006.

Ticket service fees increased $510,156 from $47,146 for the three months ended August 31, 2005 to $557,302 for the three months ended August 31, 2006. This increase in ticket service fees occurred as GETTIX has entered additional ticketing contracts since the prior period, including ticketing of the Chevrolet Centre in Youngstown, Ohio.

The CHL did not recognize any new franchise sales, or franchise transfer revenue, in the current and prior period.

OPERATING COSTS:

                                        Three                        Three
                                     months Ended   Percent of    months Ended   Percent of   Dollar Change   Percent Change
                                      August 31,       2006        August 31,       2005       Between 2005     Between 2005
                                        2006          Revenue        2005          Revenue       and 2006        and 2006
                                        ----          -------        ----          -------       --------        --------
Operating Costs
  Cost of revenues                   $2,623,680        71.8%      $2,043,282        63.8%       $  580,398        28.4%
  General and administrative costs    2,037,126        55.8%       1,314,175        41.0%          722,951        55.0%
                                     ----------       -----       ----------       -----        ----------        ----
      Total                          $4,660,806       127.6%      $3,357,457       104.8%       $1,303,349        38.8%
                                     ==========       =====       ==========       =====        ==========        ====

Total operating costs increased by $1,303,349, or 38.8%, from $3,357,457 for the three months ended August 31, 2005 to $4,660,806 for the three months ended August 31, 2006.

Cost of revenue increased by $580,398, or 28.4%, to $2,623,680 for the three months ended August 31, 2006. This change resulted primarily from a negotiated payment related to the favorable restructuring of an arena facility management contract, an increase in facility management costs associated with facility management of the Dodge Arena in Hidalgo, Texas and the Chevrolet Centre in Youngstown, Ohio, and ticket service related fees as a result of an increase in ticket service revenues. These increases were partially offset by a decrease in project management costs resulting from the completion of the Youngstown project which generated more cost than the current three projects as ICC incurred higher amounts of furniture, fixtures and equipment, architecture fees and other amounts on behalf of the project owner.

General and administrative costs increased $722,951, or 55.0%, to $2,037,126 for the three months ended August 31, 2006. This increase is primarily attributable to an increase in the allowance for doubtful accounts receivable, a large recruiting fee for a key new executive and certain higher than anticipated legal fees. In addition, we incurred costs for additional staffing and overhead expenses associated with the growth of Encore's facility management operations, the start-up of Global Properties I , expanded development and marketing efforts related to Cragar, and continued expansion of GETTIX ticketing operations.

NET INCOME:

                           Three                        Three
                        months Ended   Percent of    months Ended   Percent of   Dollar Change   Percent Change
                         August 31,       2006        August 31,       2005       Between 2005     Between 2005
                           2006          Revenue        2005          Revenue       and 2006        and 2006
                           ----          -------        ----          -------       --------        --------
Net loss                 $(938,660)       -25.7%     $(151,284)       -4.7%        $(787,376)        520.5%

Net loss was $938,660 for the three months ended August 31, 2006, compared to a net loss of $151,284 for the three months ended August 31, 2005. The current quarterly loss is primarily attributable to a negotiated payment related to the favorable restructuring of the Company's management compensation at an events center, an increase in the allowance for doubtful accounts, a large recruiting fee associated with the addition of a key executive and legal fees pertaining to various issues that were higher than normal during the quarter. The company continued to invest in placing highly qualified personnel in strategic positions as development projects and operational expansion dictated and, to a lesser extent, the start-up costs for our newest subsidiary, Global Properties I, a division that will meet with communities regarding the development of entertainment districts.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended August 31, 2006, cash provided by operating activities totaled $631,636 compared to cash used in operating activities of $145,336 for the three months ended August 31, 2005. The increase in cash provided by operations primarily occurred as a result of the timing of collections on accounts receivable and an increase in accrued liabilities, partially offset by a decrease in accounts payable relating to the timing of vendor payments.

A significant source of operating capital during the three months ended August 31, 2006 was from CHL league assessments and also from project management fees from ICC. Since these project management fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through franchise fees, project management fees or other sources.

Cash used in investing activities totaled $71,039 for the three months ended August 31, 2006, as compared to $14,094 for the three months ended August 31, 2005. The use of funds in both periods relates primarily to the purchase of capital equipment related to the expansion of Cragar branded products and equipment related to the expanded GETTIX ticketing operations.

During the three months ended August 31, 2006 and 2005 we did not have cash flow related to financing activities.

During the three months ended August 31, 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. As of August 31, 2006, we have no outstanding balance on this credit facility. We have a borrowing capacity of $2,600,000 as a result of a $400,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of August 31, 2006, the applicable interest rate was 9.25%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of August 31, 2006, management believes we were in compliance with these covenants. The facility will mature on November 19, 2006.

SEASONALITY

We experience some seasonality in our cash flows from assessment fees, and must budget our cash flow accordingly. Approximately 75% of our assessment fees are received prior to the start of the CHL hockey season in October of each year.

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

In September, 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards SFAS No. 157 ("SFAS 157"), "Fair Value Measurements". The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of such period. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of August 31, 2006 there were various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

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


                           Global Entertainment Corporation
                                   (Registrant)



October 16, 2006           By /s/ Richard Kozuback
                              --------------------------------------------------
                              Richard Kozuback
                              President & Chief Executive Officer



October 16, 2006           By /s/ J. Craig Johnson
                              --------------------------------------------------
                              J. Craig Johnson
                              Executive Vice President & Chief Financial Officer

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