Form 10QSB
period 2006-11-30
GLOBAL ENTERTAINMENT CORP
filed 2007-01-16
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: November 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2006:

                          Common Stock, $.001 par value
                                6,508,173 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED NOVEMBER 30, 2006


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                             3

          Condensed Consolidated Balance Sheets - As of November 30, 2006
          (Unaudited) and May 31, 2006                                        3

          Condensed Consolidated Statements of Operations (Unaudited) -
          Six and Three Months Ended November 30, 2006 and 2005               5

          Condensed Consolidated Statements of Changes in Stockholders'
          Equity - Fiscal Year ended May 31, 2006 and Six Months Ended
          November 30, 2006 (Unaudited)                                       6

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended November 30, 2006 and 2005                         7

          Notes to Condensed Consolidated Financial Statements                9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       16

     Item 3. Controls and Procedures                                         23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               23

     Item 6. Exhibits                                                        24

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             November 30,           May 31,
                                                                                2006                 2006
                                                                             -----------          -----------
                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $10,428,416          $ 5,438,091
  Accounts receivable - trade, less allowance for doubtful accounts
   of $234,888 at November 30, 2006 and $34,945 at May 31, 2006                7,654,294            6,004,068
  Accounts receivable - miscellaneous                                            103,568               64,460
  Prepaid expenses and other assets                                              470,241              357,682
  Refundable income tax                                                           63,000               63,000
  Deferred income tax asset                                                       14,000               14,000
                                                                             -----------          -----------

      TOTAL CURRENT ASSETS                                                    18,733,519           11,941,301

Accounts receivable - trade - long term portion                                       --              300,000

Property and Equipment, net                                                      245,475              222,068

Intangible Assets, net                                                         3,640,823            3,572,515

Goodwill                                                                         518,750              518,750

Non-Marketable Securities                                                         78,489               78,489

Miscellaneous Assets                                                             111,438              127,477
                                                                             -----------          -----------

      TOTAL ASSETS                                                           $23,328,494          $16,760,600
                                                                             ===========          ===========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     November 30,             May 31,
                                                                        2006                   2006
                                                                     ------------           ------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                   $  8,208,931           $  3,105,876
  Accrued liabilities                                                   3,494,527              1,281,636
  Deferred revenues                                                       951,887                900,386
                                                                     ------------           ------------

      TOTAL CURRENT LIABILITIES                                        12,655,345              5,287,898

Deferred revenues - long term portion                                     348,527                392,195
Deferred income tax liability                                              66,000                 66,000
                                                                     ------------           ------------

      TOTAL LIABILITIES                                                13,069,872              5,746,093
                                                                     ------------           ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                             --                     --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,508,173 and 6,487,492 shares issued and outstanding as of
   November 30, 2006 and May 31, 2006, respectively                         6,508                  6,488
  Paid-in capital                                                      10,731,010             10,665,781
  Retained earnings (deficit)                                            (478,896)               342,238
                                                                     ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY                                       10,258,622             11,014,507
                                                                     ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 23,328,494           $ 16,760,600
                                                                     ============           ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the six months ended            For the three months ended
                                             November 30,       November 30,      November 30,       November 30,
                                                 2006               2005              2006               2005
                                             ------------       ------------      ------------       ------------
Revenues
  Project management fees                    $ 11,302,016       $  5,592,726      $  9,231,427       $  3,120,954
  Facility management fees                      1,500,347            572,479         1,156,260            572,479
  Licensing and advertising fees                1,754,408          1,334,927         1,074,533            649,085
  Ticket service fees                           1,810,464            536,848         1,253,162            489,702
  Franchise fees                                  115,000            100,000           115,000            100,000
  Other revenue                                     2,706              1,690             2,641              1,677
                                             ------------       ------------      ------------       ------------
                                               16,484,941          8,138,670        12,833,023          4,933,897
                                             ------------       ------------      ------------       ------------
Operating Costs
  Cost of revenues                             13,159,772          5,167,327        10,536,092          3,124,045
  General and administrative costs              4,286,382          2,776,438         2,249,256          1,462,263
                                             ------------       ------------      ------------       ------------
                                               17,446,154          7,943,765        12,785,348          4,586,308
                                             ------------       ------------      ------------       ------------

Income (Loss) from Operations                    (961,213)           194,905            47,675            347,589

Other Income (Expense)
  Interest income                                 148,785              4,578            75,244              2,816
  Interest expense                                 (8,706)            (5,873)           (5,393)            (5,511)
                                             ------------       ------------      ------------       ------------

Income (Loss) Before Income Taxes                (821,134)           193,610           117,526            344,894
Income Tax Expense                                     --            (47,000)               --            (47,000)
                                             ------------       ------------      ------------       ------------

Net Income (Loss)                            $   (821,134)      $    146,610      $    117,526       $    297,894
                                             ============       ============      ============       ============

Income (Loss) Per Share - basic              $      (0.13)      $       0.03      $       0.02       $       0.06
                                             ============       ============      ============       ============
Weighted average shares outstanding
  - basic                                       6,497,383          5,345,738         6,500,261          5,345,738
                                             ============       ============      ============       ============

Income (Loss) Per Share -  diluted           $      (0.13)      $       0.03      $       0.02       $       0.05
                                             ============       ============      ============       ============
Weighted average shares outstanding
  - diluted                                     6,497,383          5,641,879         6,693,742          5,704,019
                                             ============       ============      ============       ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE FISCAL YEAR ENDED MAY 31, 2006 AND THE
                       SIX MONTHS ENDED NOVEMBER 30, 2006

                                                   Common Stock
                                                -------------------        Paid-in         Retained
                                                Shares       Amount        Capital     Earnings/(Deficit)     Total
                                                ------       ------        -------     ------------------     -----
Balance at May 31, 2005                       5,345,738      $5,346      $ 5,053,098      $  97,183       $  5,155,627

Exercise of options and warrants                 62,754          63          218,687             --            218,750

Issuance of common stock private placement,
 net of registration costs of $809,175        1,079,000       1,079        5,393,996             --          5,395,075

Net income for the year ended May 31, 2006           --          --               --        245,055            245,055
                                              ---------      ------      -----------      ---------       ------------

Balance at May 31, 2006                       6,487,492       6,488       10,665,781        342,238         11,014,507

Exercise of options (Unaudited)                  10,681          10            8,739             --              8,749

Issuance of restricted stock (Unaudited)         10,000          10           56,490         56,500

Net loss for the six months ended
 November 30, 2006 (Unaudited)                       --          --               --       (821,134)          (821,134)
                                              ---------      ------      -----------      ---------       ------------

Balance at November 30, 2006 (Unaudited)      6,508,173      $6,508      $10,731,010      $(478,896)      $ 10,258,622
                                              =========      ======      ===========      =========       ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the six months ended
                                                               November 30,           November 30,
                                                                   2006                   2005
                                                               ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                            $   (821,134)          $    146,610
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                   87,947                 58,417
     Deferred income taxes                                               --                 18,000
     Allowance for doubtful accounts                                199,943                     --
     Issuance of restricted stock for services                        5,077                     --
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade                                                   (1,550,169)              (137,816)
       - miscellaneous                                              (39,108)                  (694)
     Prepaid expenses and other assets                              (61,136)              (201,940)
     Miscellaneous assets                                            16,039                  9,819
     Accounts payable
       - trade                                                    5,103,055              1,554,079
       - related party                                                   --                (13,252)
     Accrued liabilities                                          2,212,891                668,646
     Deferred revenues                                                7,833                389,241
                                                               ------------           ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES:             5,161,238              2,491,110
                                                               ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                         (104,923)               (65,952)
  Proceeds from sale of fixed assets                                     --                  1,941
  Purchase of trademarks                                            (74,739)                  (916)
                                                               ------------           ------------
           NET CASH USED IN INVESTING ACTIVITES:                   (179,662)               (64,927)
                                                               ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                     --                150,000
  Repayment of debt                                                      --               (150,000)
  Stock options exercised                                             8,749                     --
                                                               ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES:                 8,749                     --
                                                               ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:             4,990,325              2,426,183

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                   5,438,091                750,159
                                                               ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                      $ 10,428,416           $  3,176,342
                                                               ============           ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                             For the six months ended
                                                          November 30,        November 30,
                                                             2006                2005
                                                          ----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                $    8,706          $    5,873
                                                          ==========          ==========

  Cash paid during the period for income taxes            $       --          $  179,256
                                                          ==========          ==========

NON-CASH FINANCING ACTIVITY
  Issuance of restricted stock for services               $   56,500          $       --
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

Operating results for the six month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007 or for any other period. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended May 31, 2006.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements. Material estimates include, but are not limited to, the allowance for doubtful accounts, the carrying value of intangible assets, the realization of the deferred income tax asset, percentage of completion estimates if applicable, potential liabilities arising from litigation, the value of facility management guarantees, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised in future periods.

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

INCOME (LOSS) PER SHARE

Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

when inclusion would increase the earnings per share or decrease the loss per share. As of November 30, 2006 and 2005 there were 85,977 and 81,477 potentially dilutive securities outstanding, respectively. None of the potentially dilutive securities were included in the computation of the weighted average number of common stock and dilutive securities as their effect was anti-dilutive for the six months ended November 30, 2006.

As of November 30, 2006 there were 659,649 options and 275,760 warrants outstanding to purchase common stock. As of November 30, 2005 there were 745,000 options and 60,460 warrants outstanding to purchase common stock.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted subsequent to March 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for periods prior to March 1, 2006 are not required to be restated. During the six months ended November 30, 2006, we did not issue options to purchase shares of common stock.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                      For the six months ended
                                                             November 30,
                                                                2005
                                                             ---------
                                                            (Unaudited)

Net income, as reported                                      $ 146,610
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                 (366,926)
                                                             ---------

Pro forma net loss                                           $(220,316)
                                                             =========
INCOME (LOSS) PER SHARE:
   Basic and diluted, as reported                            $    0.03
                                                             =========
   Basic and diluted, pro forma                              $   (0.04)
                                                             =========

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

The fair value of option grants is based on the Black Scholes option-pricing model with the following weighted average assumptions:

Option issue dates              6/1/2005        9/8/2005        11/18/2005
                                --------        --------        ----------
Expected volatility              40.83%          35.86%           35.91%
Risk-free interest rate           3.91%           4.15%            4.50%
Expected dividends                 --               --              --
Expected life                   10 Years        10 Years         10 Years
Option Value                     $3.13            $3.55           $4.72

--------------------------------------------------------------------------------
                                     NOTE 2
                                INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Based on our review of amounts recorded in prior periods as goodwill we have reclassified amounts relating to the acquisition of Cragar from "goodwill" to "intangible assets" on the balance sheet. As these are non-wasting assets with indefinite lives, there is no amortization to report in the respective financial statements.

The related Cragar goodwill balance as of May 31, 2006 has been reclassified in the accompanying consolidated balance sheets to conform to the current period presentation. This reclassification had no effect on previously reported net income or stockholders' equity.

As of November 30, 2006 and May 31, 2006, intangible assets were comprised of the following:

                                              November 30,             May 31,
                                                 2006                   2006
                                              -----------           -----------
                                              (Unaudited)

Trademarks                                    $ 3,635,924           $ 3,561,186
Covenant not to compete                            50,000                50,000
Franchising rights                                     --                75,000
                                              -----------           -----------
                                                3,685,924             3,686,186
Less:  accumulated amortization                   (45,101)             (113,671)
                                              -----------           -----------

                                              $ 3,640,823           $ 3,572,515
                                              ===========           ===========

As of November 30, 2006 and May 31, 2006, goodwill was comprised of the following:

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 2
                          INTANGIBLE ASSETS (CONTINUED)
--------------------------------------------------------------------------------

                                               November 30,            May 31,
                                                  2006                  2006
                                                ---------             ---------

Investment in ICC                               $ 622,500             $ 622,500
Less:  accumulated amortization                  (103,750)             (103,750)
                                                ---------             ---------

                                                $ 518,750             $ 518,750
                                                =========             =========

--------------------------------------------------------------------------------
                                     NOTE 3
                                     EQUITY
--------------------------------------------------------------------------------

During the six months ended November 30, 2006, we did not issue options to purchase shares of common stock. During the six months ended November 30, 2005 we issued options to purchase 156,477 shares of common stock to various directors and employees. Seventy thousand options granted during the prior period had an exercise price of $5.40, five thousand options granted during the prior period had an exercise price of $6.50, and eighty one thousand four hundred seventy seven options granted during the prior period had an exercise price of $8.50. All options granted during the six months ended November 30, 2005 have a term of ten (10) years.

Effective October 20, 2006, we issued 4,000 shares of restricted stock with two year vesting terms to various directors as compensation for service on the Board, and 6,000 shares of restricted stock with one year vesting terms as part of our financial consulting agreement with Miller Capital Corporation. An expense for these shares was recorded in the current period, prorated over the vesting period and based on the market price of $5.65 per share as of November 30, 2006.

--------------------------------------------------------------------------------
                                     NOTE 4
                                 LINE OF CREDIT
--------------------------------------------------------------------------------

During the six months ended November 30, 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. On November 19, 2006 this line of credit was renewed and will mature on November 19, 2007. As of November 30, 2006, we have no outstanding balance on this credit facility. We have a maximum borrowing capacity of $2,400,000 as a result of a $600,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of November 30, 2006, the applicable interest rate was 9.25%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of November 30, 2006, management believes we were in compliance with these covenants.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of November 30, 2006 there were various claims outstanding in this regard that management does not believe these will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

Global is a plaintiff in a lawsuit filed against a current franchisee. The suit asks for a ruling on the interpretation of the protected territory clause of the license agreement. Subsequent to our action, the franchisee filed a separate claim for unspecified damages for alleged breach of the protected territory clause of the licensing agreement. These suits were filed in August 2005 and are pending in Maricopa County Superior Court, Maricopa County, Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at November 30, 2006 related to this matter.

Global is named as a defendant, along with the local municipality, in a lawsuit filed by the family of an employee of the Dodge Arena in Hidalgo, Texas. The suit alleges negligence against Global and asks for unspecified damages related to the death of the employee resulting from an accident at the arena. This suit was filed in November 2005 and is pending in the 332nd Judicial District Court of Hidalgo County, Texas. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at November 30, 2006 related to this matter.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at November 30, 2006 related to this matter.

Global is a third-party defendant in a lawsuit filed by the City of Hidalgo, Texas against Eduardo Vela and PBK Architects, Inc. (City of Hidalgo, Texas Municipal Facilities Corp, v. Eduardo Vela and PBK Architects) related to the design and construction of the Dodge Arena in Hidalgo, Texas. The City alleges that PBK is liable for misrepresentations and negligence related to PBK's design plans, construction oversight and general administration of the project. The suit was filed on October 25, 2004 and is pending in the 389th Judicial District Court of Hidalgo County, Texas. Global became a party to Hidalgo v. Vela when defendant PBK filed a third party petition on March 31, 2006 claiming that Global owed PBK contribution for plaintiff's claims. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                    COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

The Company has entered into contracts with the facilities in Rio Rancho, New Mexico, Youngstown, Ohio and Prescott Valley, Arizona which guarantee certain economic performance standards. Based on our current performance estimates of these facilities, we believe the amount of payments under these guarantees is negligible, and, as such, have recorded no value to these guarantees.

As of November 30, 2006 we have provided a secondary guarantee on a letter of credit in favor of Ace Insurance Company for $860,000 related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of November 30, 2006.

--------------------------------------------------------------------------------
                                     NOTE 6
                                  JOINT VENTURE
--------------------------------------------------------------------------------

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

Each member paid $1,000 for a 50% interest in the joint venture. We will also contribute $250,000 as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1,500,000 as preferred capital. Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations or construction, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. Upon completion of the Prescott Valley Events Center the Company has a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by PVEC of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee of approximately $250,000. As of November 30, 2006 we believe the amount of payments under this guarantee is negligible and, as such, have recorded no value to the guarantee.

We did not earn income or incur any losses from PVEC for the six months ended November 30, 2006.

During the fiscal year ended May 31, 2006 we purchased a liquor license to be used in the opera0tions of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under "Miscellaneous Assets" as of November 30, 2006.

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

     International Coliseums Company, Inc. ("ICC") develops multipurpose events centers in mid-market communities. ICC's development of multipurpose events centers promotes the development of the CHL by assisting potential franchisees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between ICC and WPHL is a key factor in the viability of a managed multipurpose entertainment facility.

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

     During the six months ended November 30, 2006 we began operations of a new entity, Global Properties I. This entity will work in targeted mid-sized communities across the United States promoting our services related to the development of multipurpose events centers and surrounding multi-use real estate development.

OVERVIEW - OPERATIONS

     During the three months ended November 30, 2006 the Company generated income of $117,526 primarily attributable to results related to Gettix ticketing services, ICC project management services, GEMS sales and marketing services, and CHL hockey operations, partially offset by expenses associated with the launch of our Cragar Edition vehicle kits and related products and startup and operations of our newest subsidiary, Global Properties I.

     ICC completed its project management duties in November with the opening of three new events centers. These projects include: 1) the Santa Ana Star Center in Rio Rancho, New Mexico; 2) Tim's Toyota Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield, Colorado. Each of these facilities will provide the Company with additional revenue in future periods. CHL hockey teams began play in the 2006/2007 season and will serve as major tenants in each of the facilities. In both the Rio Rancho, New Mexico and Prescott Valley, Arizona locations Encore began facility management, Gettix began ticketing services, and GEMS continued providing sales and marketing services.

     ICC recently commenced work on two new projects including an events and entertainment center in Wenatchee, Washington and a capital enhancement project for a multipurpose facility in Dawson Creek in British Columbia, Canada. Upon opening of the Dawson Creek facility in summer 2007, the Company will provide long-term facility management, sales and marketing support, and ticketing services.

     Gettix ticketing services revenue increased approximately 156% for the three months ended November 30, 2006 compared to the three months ended November 30, 2005. This increase is primarily attributable to the opening of facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona noted above.

     Cragar began selling its new Special Edition vehicle kits and components through new car dealerships during the second fiscal quarter. We continued investing in this new program during the current fiscal quarter including additional sales and administrative staff, product development costs, participation in the SEMA convention and other promotional events.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

     Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006. We believe our most critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts, facility management performance guarantee liabilities, and the carrying value of goodwill and trademarks.

     Revenues from assessment fees are recognized ratably over the year in relation to expenses incurred. Revenues from initial franchise fees are recognized when the franchise agreement is signed and we have met all of our significant obligations under the terms of the franchise agreement. Revenues from transfer franchise fees are recognized upon approval of the transaction by the league. Project management and facility management revenues are recognized ratably over the respective contract life, as is the revenue from most contractually obligated and sales contract revenues. Revenues generated from ticket sales are recognized upon completion of the sale.

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

     The carrying value of goodwill and trademarks includes estimates of future cash flows from operations and is dependent on projections that may not materialize.

SIX MONTHS  ENDED  NOVEMBER 30, 2006  COMPARED TO SIX MONTHS ENDED  NOVEMBER 30,
2005

REVENUES:

                                  Six months                  Six months
                                    ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                                 November 30,     2006       November 30,    2005       Between 2005      Between 2005
                                     2006        Revenue        2005        Revenue        and 2006         and 2006
                                     ----        -------        ----        -------        --------         --------
Revenue
Project management fees          $11,302,016       68.6%      $5,592,726      68.7%       $5,709,290          102.1%
Facility management fees           1,500,347        9.1%         572,479       7.0%          927,868          162.1%
Licensing and advertising fees     1,754,408       10.6%       1,334,927      16.4%          419,481           31.4%
Ticket Service Fees                1,810,464       11.0%         536,848       6.6%        1,273,616          237.2%
Franchise fees                       115,000        0.7%         100,000       1.3%           15,000           15.0%
Other revenue                          2,706        0.0%           1,690       0.0%            1,016           60.1%
                                 -----------      -----       ----------     -----        ----------          -----
Total                            $16,484,941      100.0%      $8,138,670     100.0%       $8,346,271          102.6%
                                 ===========      =====       ==========     =====        ==========          =====

     Total revenues increased $8,346,271, or 102.6%, from $8,138,670 for the six months ended November 30, 2005 to $16,484,941 for the six months ended November 30, 2006. This increase was generated primarily by ICC project management revenues which realized an increase of $5,709,290 from $5,592,726 for the six months ended November 30, 2005 to $11,302,016 for the six months ended November 30, 2006. This increase resulted as ICC construction project management agreements were in the final stages creating more revenue related to furniture, fixtures and equipment paid on behalf of the project owners. Project management revenues represented 68.6% of our total revenue for the six months ended
November 30, 2006, compared to 68.7% of our total revenue for the six months ended November 30, 2005.

     Facility management revenue increased $927,868, from $572,479 for the six months ended November 30, 2005 to $1,500,347 for the six months ended November 30, 2006. This increase occurred primarily as a result of the opening of two new facilities. Encore's current facility management contracts include the Chevrolet Center in Youngstown, Ohio, the Santa Anna Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona.

     Licensing and advertising fees increased $419,481 from $1,334,927 for the six months ended November 30, 2005 to $1,754,408 for the six months ended November 30, 2006. This 31.4% increase resulted primarily from 1) increased GEMS sales and marketing revenue relating to the two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) increased CHL revenues resulting from two new hockey franchise teams in Broomfield Colorado and Prescott Valley, Arizona as well as licensing fees received from hockey equipment suppliers.

     Ticket service fees increased $1,273,616 from $536,848 for the six months ended November 30, 2005 to $1,810,464 for the six months ended November 30, 2006. This 237.2% increase in ticket service fees occurred primarily as Gettix began ticketing operations at two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona.

     Franchise fee revenue was consistent with the prior period and represents amounts charged for franchise transfers.

OPERATING COSTS:

                                    Six months                  Six months
                                      ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                                   November 30,     2006       November 30,    2005       Between 2005      Between 2005
                                       2006        Revenue        2005        Revenue        and 2006         and 2006
                                       ----        -------        ----        -------        --------         --------
Operating Costs
Cost of revenues                   $13,159,772       79.8%      $5,167,327      63.5%       $7,992,445          154.7%
General and administrative costs     4,286,382       26.0%       2,776,438      34.1%        1,509,944           54.4%
                                   -----------      -----       ----------      ----        ----------          -----
Total                              $17,446,154      105.8%      $7,943,765      97.6%       $9,502,389          119.6%
                                   ===========      =====       ==========      ====        ==========          =====

     Total operating costs increased by $9,502,389, or 119.6%, from $7,943,765 for the six months ended November 30, 2005 to $17,446,154 for the six months ended November 30, 2005.

     Cost of revenue increased by $7,992,445, or 154.7%, from $5,167,327 for the six months ended November 30, 2005 to $13,159,772 for the six months ended November 30, 2006. This increase resulted primarily from 1) two ICC construction project management agreements were in the final stages during the current fiscal quarter, creating more expenses related to furniture, fixtures and equipment paid on behalf of the project owners 2) an increase in facility management costs associated with the facilities in Youngstown, Ohio, Prescott Valley, Arizona, and Rio Rancho, New Mexico, and 3) an increase in ticket service fees as a result of an increase in ticket service revenues.

     General and administrative expenses increased $1,509,944, or 54.4%, from $2,776,438 for the six months ended November 30, 2006 to $4,286,382 for the six months ended November 30, 2006. This increase primarily relates to costs for additional staffing and overhead expenses associated with the startup operations of Global Properties I, an increase in the allowance for doubtful accounts receivable, severance costs associated with a reduction in force, a large recruiting fee for a key new executive and increased legal fees. In addition, we incurred costs for additional staffing and overhead expenses associated with the growth of Encore's facility management operations, additional sales and administrative staff and expanded development and marketing efforts related to Cragar, and continued expansion of Gettix ticketing operations.

NET INCOME:

                        Six months                  Six months
                          ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                       November 30,     2006       November 30,    2005       Between 2005      Between 2005
                           2006        Revenue        2005        Revenue        and 2006         and 2006
                           ----        -------        ----        -------        --------         --------
Net income (loss)      $ (821,134)      -5.0%       $ 146,610       1.8%        $ (967,744)        -660.1%
                       ==========        ===        =========       ===         ==========          =====

     Net loss was $821,134 for the six months ended November 30, 2006, compared to net income of $146,610 for the six months ended November 30, 2005. The current period loss is primarily attributable to a negotiated payment related to the favorable restructuring of the Company's management compensation at an events center, an increase in the allowance for doubtful accounts, severance cost associated with a reduction in force, a large recruiting fee associated with the addition of a key executive and legal fees pertaining to various issues that were higher than normal during the period. In addition, the Company incurred costs related to sales and administrative staff and development and marketing costs associated with the expansion of Cragar operations as well as start-up costs for our newest subsidiary, Global Properties I.

THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2005

REVENUES:

                                   Three months                Three months
                                      ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                                   November 30,     2006       November 30,    2005       Between 2005      Between 2005
                                       2006        Revenue        2005        Revenue        and 2006         and 2006
                                       ----        -------        ----        -------        --------         --------
Revenue
  Project management fees         $ 9,231,427       71.9%      $3,120,954       63.3%       $6,110,473          195.8%
  Facility management fees          1,156,260        9.0%         572,479       11.6%          583,781          102.0%
  Licensing and advertising fees    1,074,533        8.4%         649,085       13.2%          425,448           65.5%
  Ticket Service Fees               1,253,162        9.8%         489,702        9.9%          763,460          155.9%
  Other revenue                         2,641        0.0%           1,677        0.0%              964           57.5%
  Franchise fees                      115,000        0.9%         100,000        2.0%           15,000           15.0%
                                  -----------      -----       ----------      -----        ----------          -----
  Total                           $12,833,023      100.0%      $4,933,897      100.0%       $7,899,126          160.1%
                                  ===========      =====       ==========      =====        ==========          =====

     Total revenues increased $7,899,126, from $4,933,897 for the three months ended November 30, 2005 to $12,833,023 for the three months ended November 30, 2006.

     Project management revenues increased $6,110,473 from $3,120,954 for the three months ended November 30, 2005 to $9,231,427 for the three months ended November 30, 2006. This increase resulted as ICC construction project management agreements were in the final stages creating more revenue related to furniture, fixtures and equipment paid on behalf of the project owners. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represent 71.9% of our total revenue for the three months ended November 30, 2006, compared to 63.3% of our total revenue for the three months ended November 30, 2005.

     Facility management revenues increased $583,781 from $572,479 for the three months ended November 30, 2005 to $1,156,260 for the three months ended November 30, 2006. This increase occurred as Encore was managing three buildings in the current period compared to two buildings in the prior period and as Encore recognized pre-opening management revenue related to the opening of facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona.

     Licensing and advertising fees increased $425,448, or 65.5%, from $649,085 for the three months ended November 30, 2005 to $1,074,533 for the three months ended November 30, 2006. This increase resulted primarily from 1) increased GEMS sales and marketing revenue relating to the two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) increased CHL revenues resulting from two new CHL franchise teams in Broomfield Colorado and Prescott Valley, Arizona as well as rebates received from CHL hockey equipment suppliers.

     Ticket service fees increased 155.9%, from $489,702 for the three months ended November 30, 2005 to $1,253,162 for the three months ended November 30, 2006. This increase in ticket service fees occurred as GETTIX has entered additional ticketing contracts since the prior period, including ticketing of facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona.

     Franchise fee revenue was consistent with the prior period and represents amounts charged for franchise transfers.

OPERATING COSTS:

                                   Three months                Three months
                                      ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                                   November 30,     2006       November 30,    2005       Between 2005      Between 2005
                                       2006        Revenue        2005        Revenue        and 2006         and 2006
                                       ----        -------        ----        -------        --------         --------
Operating Costs
  Cost of revenues                   $10,536,092    82.1%      $3,124,045      63.3%        $7,412,047         237.3%
  General and administrative costs     2,249,256    17.5%       1,462,263      29.6%           786,993          53.8%
                                     -----------    ----       ----------      ----         ----------         -----
  Total                              $12,785,348    99.6%      $4,586,308      92.9%        $8,199,040         178.8%
                                     ===========    ====       ==========      ====         ==========         =====

     Total operating costs increased by $8,199,040, or 178.8%, from $4,586,308 for the three months ended November 30, 2005 to $12,785,348 for the three months ended November 30, 2006.

     Cost of revenue increased by $7,412,047, or 237.3%, to $10,536,092 for the three months ended November 30, 2006 compared to the three months ended November 30, 2005. This increase resulted primarily from 1) two ICC construction project management agreements were in the final stages during the current fiscal quarter, creating more expenses related to furniture, fixtures and equipment paid on behalf of the project owners 2) an increase in facility management costs associated the facilities in Youngstown, Ohio, Prescott Valley, Arizona, and Rio Rancho, New Mexico, and 3) and increase in ticket service related fees an increase in ticket service revenues.

     General and administrative costs increased $786,993, or 53.8%, to $2,249,256 for the three months ended November 30, 2006. This increase primarily relates to costs for additional staffing and overhead expenses associated with the startup operations of Global Properties I and the expansion of Encore's facility management operations. During the current quarter the Company incurred severance charges associated with a reduction in force, additional sales and administrative staff for expanded development and marketing efforts related to Cragar, and continued expansion of Gettix ticketing operations.

NET INCOME:

                 Three months                Three months
                    ended       Percent of      ended      Percent of   Dollar Change    Percent Change
                 November 30,     2006       November 30,    2005       Between 2005      Between 2005
                     2006        Revenue        2005        Revenue        and 2006         and 2006
                     ----        -------        ----        -------        --------         --------
Net income        $ 117,526       0.9%        $ 297,894       6.0%        $ (180,368)        -60.5%
                  =========       ===         =========       ===         ==========          ====

     Net income was $117,526 for the three months ended November 30, 2006, compared to a net income of $297,894 for the three months ended November 30, 2005. Net income in the current quarter was primarily attributable to results related to Gettix ticketing services, ICC project management services, GEMS sales and marketing services, and CHL hockey operations, partially offset by expenses associated with the launch of our Cragar Edition vehicle kits and related products startup and operations of our newest subsidiary, Global Properties I, and costs associated with a reduction in force.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the six months ended November 30, 2006 was $5,161,238 compared to cash provided by operating activities of $2,491,110 for the six months ended November 30, 2006. This increase in cash provided by operations relates primarily to an increase in accounts payable and accrued liabilities as a result of the timing of vendor payments, partially offset by an increase in accounts receivable as a result of the timing of collections.

A significant source of operating capital during the six months ended November 30, 2006 was from Gettix ticket service fees, CHL league assessments, and project management fees from ICC. Since project management fees and ticket service fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through these or other sources.

     Cash used in investing activities totaled $179,662 for the six months ended November 30, 2006 compared to $64,927 for the six months ended November 30, 2005. The use of funds in both periods includes the purchase of capital equipment related to the expansion of Cragar branded products and equipment related to the expanded Gettix ticketing operations. In addition, the current quarter includes approximately $75,000 of cash used successfully defending Cragar trademarks.

     During the six months ended November 30, 2006 cash provided by financing activities relates to the exercise of options to purchase common stock.

     During the six months ended November 30, 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. On November 19, 2006 this line of credit was renewed and will mature on November 19, 2007. As of November 30, 2006, we have no outstanding balance on this credit facility. We have a maximum borrowing capacity of $2,400,000 as a result of a $600,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of November 30, 2006, the applicable interest rate was 9.25%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of November 30, 2006, management believes we were in compliance with these covenants.

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

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48"), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is "more likely than not" to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.

     In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards SFAS No. 157 ("SFAS 157"), "Fair Value Measurements". The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of such period. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of November 30, 2006 there were various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

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

Global is a third-party defendant in a lawsuit filed by the City of Hidalgo, Texas against Eduardo Vela and PBK Architects, Inc. (City of Hidalgo, Texas Municipal Facilities Corp, v. Eduardo Vela and PBK Architects) related to the design and construction of the Dodge Arena in Hidalgo, Texas. The City alleges that PBK is liable for misrepresentations and negligence related to PBK's design plans, construction oversight and general administration of the project. The suit was filed on October 25, 2004 and is pending in the 389th Judicial District Court of Hidalgo County, Texas. Global became a party to Hidalgo v. Vela when defendant PBK filed a third party petition on March 31, 2006 claiming that Global owed PBK contribution for plaintiff's claims. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action.

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


                              Global Entertainment Corporation
                                       (Registrant)



January 15, 2007           By /s/ Richard Kozuback
                              --------------------------------------------------
                              Richard Kozuback
                              President & Chief Executive Officer



January 15, 2007           By /s/ J. Craig Johnson
                              --------------------------------------------------
                              J. Craig Johnson
                              Executive Vice President & Chief Financial Officer

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