Form 10QSB
period 2007-02-28
GLOBAL ENTERTAINMENT CORP
filed 2007-04-16
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: February 28, 2007

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

Number of shares outstanding of each of the registrant's classes of common stock as of April 10, 2007:

                          Common Stock, $.001 par value
                                6,508,173 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED FEBRUARY 28, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - As of February 28, 2007
     (Unaudited) and May 31, 2006                                              3

     Condensed Consolidated Statements of Operations (Unaudited) - Nine
     and Three Months Ended February 28, 2007 and 2006                         5

     Condensed Consolidated Statements of Changes in Stockholders' Equity - Fiscal Year ended May 31, 2006 and Nine Months Ended February 28, 2007
     (Unaudited)                                                               6

     Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
     Months Ended February 28, 2007 and 2006                                   7

     Notes to Condensed Consolidated Financial Statements                      9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 18

Item 3. Controls and Procedures                                               25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     25

Item 6. Exhibits                                                              26

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF FEBRUARY 28, 2007 AND MAY 31, 2006

                                     ASSETS

                                                                        February 28,           May 31,
                                                                           2007                 2006
                                                                        -----------          -----------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 5,144,653          $ 5,438,091
  Accounts receivable - trade, less allowance for doubtful accounts
   of $62,925 at February 28, 2007 and $34,945 at May 31, 2006            5,628,149            6,004,068
  Accounts receivable - miscellaneous                                        76,939               64,460
  Prepaid expenses and other assets                                         622,303              357,682
  Refundable income tax                                                      63,000               63,000
  Deferred income tax asset                                                  14,000               14,000
                                                                        -----------          -----------

      TOTAL CURRENT ASSETS                                               11,549,044           11,941,301

Accounts Receivable - trade - long term portion                                  --              300,000

Property and Equipment, net                                                 206,476              222,068

Intangible Assets, net                                                    3,652,105            3,572,515

Goodwill                                                                    518,750              518,750

Non-Marketable Securities                                                    78,489               78,489

Miscellaneous Assets                                                        128,642              127,477
                                                                        -----------          -----------

      TOTAL ASSETS                                                      $16,133,506          $16,760,600
                                                                        ===========          ===========

                 The Accompanying Notes are an Integral Part of
                the Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    AS OF FEBRUARY 28, 2007 AND MAY 31, 2006


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      February 28,              May 31,
                                                                          2007                   2006
                                                                      ------------           ------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                    $  2,792,982           $  3,105,876
  Accrued liabilities                                                    2,514,736              1,281,636
  Deferred revenues                                                        464,300                900,386
                                                                      ------------           ------------

      TOTAL CURRENT LIABILITIES                                          5,772,018              5,287,898

Deferred revenues - long term portion                                      340,694                392,195
Deferred income tax liability                                               66,000                 66,000
                                                                      ------------           ------------

      TOTAL LIABILITIES                                                  6,178,712              5,746,093
                                                                      ------------           ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                              --                     --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,508,173 and 6,487,492 shares issued and outstanding as of
   February 28, 2007 and May 31, 2006, respectively                          6,508                  6,488
  Paid-in capital                                                       10,731,010             10,665,781
  Retained earnings (deficit)                                             (782,724)               342,238
                                                                      ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY                                         9,954,794             11,014,507
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 16,133,506           $ 16,760,600
                                                                      ============           ============

                 The Accompanying Notes are an Integral Part of
                the Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the nine months ended                 For the three months ended
                                           February 28,         February 28,         February 28,         February 28,
                                               2007                 2006                 2007                 2006
                                           ------------         ------------         ------------         ------------
Revenues
  Project management fees                  $ 13,162,350         $  6,387,092         $  1,860,334         $    794,366
  Facility management fees                    3,145,544            1,203,067            1,645,197              630,588
  Licensing and advertising fees              2,714,398            2,054,121              959,990              719,194
  Ticket service fees                         2,990,552            1,203,204            1,180,088              666,356
  Franchise fees                                115,000              150,000                   --               50,000
  Other revenue                                  10,879                7,392                8,173                5,702
                                           ------------         ------------         ------------         ------------
Gross Revenues                               22,138,723           11,004,876            5,653,782            2,866,206
                                           ------------         ------------         ------------         ------------
Operating Costs
  Cost of revenues                           16,979,203            6,530,595            3,819,431            1,363,268
  General and administrative costs            6,500,360            4,239,186            2,213,978            1,462,748
                                           ------------         ------------         ------------         ------------
                                             23,479,563           10,769,781            6,033,409            2,826,016
                                           ------------         ------------         ------------         ------------

Income (Loss) from Operations                (1,340,840)             235,095             (379,627)              40,190

Other Income (Expense)
  Interest income                               228,259                7,414               79,474                2,836
  Interest expense                              (12,381)             (10,317)              (3,675)              (4,444)
                                           ------------         ------------         ------------         ------------

Income (Loss) Before Income Taxes            (1,124,962)             232,192             (303,828)              38,582
Income Tax Benefit                                   --               10,285                   --               57,285
                                           ------------         ------------         ------------         ------------

Net Income (Loss)                          $ (1,124,962)        $    242,477         $   (303,828)        $     95,867
                                           ============         ============         ============         ============

Income (Loss) Per Share - basic            $      (0.17)        $       0.05         $      (0.05)        $       0.02
                                           ============         ============         ============         ============
Weighted average shares outstanding
  - basic                                     6,500,953            5,346,583            6,508,173            5,348,302
                                           ============         ============         ============         ============

Income (Loss) Per Share -  diluted         $      (0.17)        $       0.04         $      (0.05)        $       0.02
                                           ============         ============         ============         ============
Weighted average shares outstanding
  - diluted                                   6,500,953            5,647,062            6,508,173            5,684,406
                                           ============         ============         ============         ============

                 The Accompanying Notes are an Integral Part of
                the Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE FISCAL YEAR ENDED MAY 31, 2006 AND THE
                       NINE MONTHS ENDED FEBRUARY 28, 2007

                                                   Common Stock
                                              --------------------        Paid-in          Retained
                                              Shares        Amount        Capital     Earnings/(Deficit)      Total
                                              ------        ------        -------     ------------------      -----
Balance at May 31, 2005                      5,345,738     $  5,346     $ 5,053,098      $    97,183       $ 5,155,627

Exercise of options and warrants                62,754           63         218,687               --           218,750

Issuance of common stock
private placement, net of registration
costs of $809,175                            1,079,000        1,079       5,393,996               --         5,395,075

Net income for the year ended
May 31, 2006                                        --           --              --          245,055           245,055
                                             ---------     --------     -----------      -----------       -----------

Balance at May 31, 2006                      6,487,492        6,488      10,665,781          342,238        11,014,507

Exercise of options (Unaudited)                 10,681           10           8,739               --             8,749

Issuance of restricted stock (Unaudited)        10,000           10          56,490               --            56,500

Net loss for the nine months ended
February 28, 2007 (Unaudited)                       --           --              --       (1,124,962)       (1,124,962)
                                             ---------     --------     -----------      -----------       -----------

Balance at November 30, 2006 (Unaudited)     6,508,173     $  6,508     $10,731,010      $  (782,724)      $ 9,954,794
                                             =========     ========     ===========      ===========       ===========

                 The Accompanying Notes are an Integral Part of
                the Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
                                   (UNAUDITED)

                                                                   For the nine months ended
                                                               February 28,          February 28,
                                                                   2007                  2006
                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $(1,124,962)          $   242,477
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                 132,717                89,537
     Deferred income taxes                                              --               (71,285)
     Allowance for doubtful accounts                                27,990
     Issuance of restricted stock for services                      14,499
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade                                                     647,929               397,796
       - miscellaneous                                             (12,479)              (65,694)
     Prepaid expenses and other assets                            (222,620)             (113,937)
     Miscellaneous assets                                           (1,165)               30,732
     Accounts payable
       - trade                                                    (312,894)             (231,777)
       - related party                                                  --               (13,252)
     Accrued liabilities                                         1,233,100              (156,951)
     Deferred revenues                                            (487,587)              292,849
                                                               -----------           -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES:              (105,472)              400,495
                                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                        (107,320)             (112,227)
  Proceeds from sale of fixed assets                                    --                 1,941
  Purchase of trademarks                                           (89,395)               (5,798)
                                                               -----------           -----------
          NET CASH USED IN INVESTING ACTIVITES:                   (196,715)             (116,084)
                                                               -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                    --               150,000
  Repayment of debt                                                     --              (150,000)
  Stock options exercised                                            8,749               113,750
                                                               -----------           -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES:                 8,749               113,750
                                                               -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:             (293,438)              398,161

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                  5,438,091               750,159
                                                               -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                      $ 5,144,653           $ 1,148,320
                                                               ===========           ===========

                 The Accompanying Notes are an Integral Part of
                the Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
                                   (UNAUDITED)
                                   (CONTINUED)

                                                           For the nine months ended
                                                         February 28,       February 28,
                                                            2007               2006
                                                          ---------          ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                $  12,381          $  10,317
                                                          =========          =========

  Cash paid during the period for income taxes            $      --          $ 179,256
                                                          =========          =========
NON-CASH FINANCING ACTIVITY
  Issuance of restricted stock for services               $  56,500          $      --
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

Operating results for the nine month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007 or for any other period. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended May 31, 2006.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements. Material estimates include, but are not limited to, the allowance for doubtful accounts, the carrying value of intangible assets, the realization of the deferred income tax asset, percentage of completion estimates, if applicable, potential liabilities arising from litigation, the value of facility management guarantees, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised in future periods.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

LICENSING AND ADVERTISING FEES: Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 14 teams from the WPHL pay an extra $10,000 annually to cover Global's costs. The fees are recognized proportionately over the year. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell, market and promote the CRAGAR(R) brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

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

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

when inclusion would increase the earnings per share or decrease the loss per share. As of February 28, 2007 and 2006 there were 921,159 and 81,477 potentially dilutive securities outstanding, respectively. None of the potentially dilutive securities were included in the computation of the weighted average number of common stock and dilutive securities as their effect was anti-dilutive for the nine and three months ended February 28, 2007.

As of February 28, 2007 there were 645,399 options and 275,760 warrants outstanding to purchase common stock. As of February 28, 2006 there were 712,500 options and 59,960 warrants outstanding to purchase common stock.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted subsequent to March 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for periods prior to March 1, 2006 are not required to be restated. During the nine months ended February 28, 2007, we did not issue options to purchase shares of common stock.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

                                                       For the nine months ended
                                                            February 28, 2006
                                                       -------------------------
                                                               (Unaudited)

Net income, as reported                                       $   242,477
Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax
        effects                                                  (366,926)
                                                              -----------

Pro forma net loss                                            $  (124,449)
                                                              ===========
INCOME (LOSS) PER SHARE:
   Basic, as reported                                         $      0.05
                                                              ===========

   Basic, pro forma                                           $     (0.02)
                                                              ===========
INCOME (LOSS) PER SHARE:
  Diluted, as reported                                        $      0.04
                                                              ===========

   Diluted, pro forma                                         $     (0.02)
                                                              ===========

The fair value of option grants is based on the Black Scholes option-pricing model with the following weighted average assumptions:

Option issue dates            6/1/2005        9/8/2005        11/18/2005
                              --------        --------        ----------

Expected volatility            40.83%          35.86%           35.91%
Risk-free interest rate         3.91%           4.15%            4.50%
Expected dividends                --              --              --
Expected life                 10 Years        10 Years         10 Years
Option Value                   $3.13           $3.55            $4.72

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised Statement of Financial Accounting Standard No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. See Note 1--Summary of Significant Accounting Policies and Use of Estimates in the accompanying condensed consolidated financial statements for disclosure information regarding pro forma stock option expense. The adoption of SFAS 123 (R) did not have a material effect on our results of operations or financial position.

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

In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standard No. 157 ("SFAS 157"), "Fair Value Measurements". The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined postretirement plan as an asset or liability on the Company's balance sheet, with changes in the funded status recognized through comprehensive income. SFAS No. 158 also requires entities to measure the funded status of plans as of the year-end balance sheet date. We do not expect SFAS No. 158 will have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for the beginning of the fiscal year starting after November 15, 2007. We do not expect SFAS No. 159 will have a material effect on our financial statements.

SEGMENT INFORMATION

In the past, all Company operations have been considered as one business segment. Management is currently reviewing its operations to determine if separate segment reporting is required. If management determines that certain Company operations meet the criteria for reporting as separate segments this will be incorporated into our financial statements as of May 31, 2007.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 2
                          INTANGIBLE ASSETS (CONTINUED)
--------------------------------------------------------------------------------

Based on our review of amounts recorded in prior periods as goodwill we have reclassified amounts relating to the acquisition of Cragar from "goodwill" to "intangible assets" on the balance sheet as of February 28, 2007. As these are non-wasting assets with indefinite lives, there is no amortization to report in the respective condensed consolidated financial statements.

The related Cragar goodwill balance as of May 31, 2006 has been reclassified in the accompanying condensed consolidated balance sheets to conform to the current period presentation. This reclassification had no effect on previously reported net income or stockholders' equity.

The increase in intangible assets of $89,394 is attributable to amounts paid related to the successful defense of Cragar trademarks. As of February 28, 2007 and May 31, 2006, intangible assets were comprised of the following:

                                              February 28,            May 31,
                                                 2007                  2006
                                              -----------           -----------
                                              (Unaudited)

Trademarks                                    $ 3,650,580           $ 3,561,186
Covenant not to compete                            50,000                50,000
Franchising rights                                     --                75,000
                                              -----------           -----------
                                                3,700,580             3,686,186
Less:  accumulated amortization                   (48,475)             (113,671)
                                              -----------           -----------

                                              $ 3,652,105           $ 3,572,515
                                              ===========           ===========

As of February 28, 2007 and May 31, 2006, goodwill was comprised of the following:

                                               February 28,          May 31,
                                                  2007                2006
                                                ---------           ---------

Investment in ICC                               $ 622,500           $ 622,500
Less:  accumulated amortization                  (103,750)           (103,750)
                                                ---------           ---------

                                                $ 518,750           $ 518,750
                                                =========           =========

--------------------------------------------------------------------------------
                                     NOTE 3
                                     EQUITY
--------------------------------------------------------------------------------

During the nine months ended February 28, 2007, we did not issue options to purchase shares of common stock. During the nine months ended February 28, 2006 we issued options to purchase 156,477 shares of common stock to various directors and employees. Seventy thousand options granted during the prior

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 3
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

period had an exercise price of $5.40, five thousand options granted during the prior period had an exercise price of $6.50, and eighty one thousand four hundred seventy seven options granted during the prior period had an exercise price of $8.50. All options granted during the nine months ended February 26, 2006 have a term of ten (10) years.

Effective October 20, 2006, we issued 4,000 shares of restricted stock with two year vesting terms to various directors as compensation for service on the Board, and 6,000 shares of restricted stock with one year vesting terms as part of our financial consulting agreement with Miller Capital Corporation. An expense for these shares was recorded in the current period, prorated over the vesting period and based on the market price of $5.05 per share as of February 28, 2007.

--------------------------------------------------------------------------------
                                     NOTE 4
                                 LINE OF CREDIT
--------------------------------------------------------------------------------

During the nine months ended February 28, 2007 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. On November 19, 2006 this line of credit was renewed and will mature on November 19, 2007. As of February 28, 2007, we have no outstanding balance on this credit facility. We have a maximum borrowing capacity of $2,400,000 as a result of a $600,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of February 28, 2007, the applicable interest rate was 9.25%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of February 28, 2007, management believes we were in compliance with these covenants.

--------------------------------------------------------------------------------
                                     NOTE 5
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of February 28, 2007 there were various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

Global was a plaintiff in a lawsuit filed against a current franchisee. The suit asked for a ruling on the interpretation of the protected territory clause of the license agreement. Subsequent to our action, the franchisee filed a separate claim for unspecified damages for alleged breach of the protected territory clause of the licensing agreement. These suits were filed in August 2005 and settled in February 2007. The settlement included an amendment to the specific franchisee's contract term and an amendment to the specific franchisee's renewal fees.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                    COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

Global was named as a defendant, along with the local municipality, in a lawsuit filed by the family of an employee of the Dodge Arena in Hidalgo, Texas. The suit alleged negligence against Global and asks for unspecified damages related to the death of the employee resulting from an accident at the arena. This suit was settled in January 2007 resulting in no liability to Global.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such, no liability has been recorded at February 28, 2007 related to this matter.

Global is a third-party co-defendant in a lawsuit filed by the City of Hidalgo, Texas against Eduardo Vela and PBK Architects, Inc. (City of Hidalgo, Texas Municipal Facilities Corp, v. Eduardo Vela and PBK Architects) related to the design and construction of the Dodge Arena in Hidalgo, Texas. The City alleges that PBK is liable for misrepresentations and negligence related to PBK's design plans, construction oversight and general administration of the project. The suit was filed on October 25, 2004 and is pending in the 389th Judicial District Court of Hidalgo County, Texas. Global became a party to Hidalgo v. Vela when defendant PBK filed a third party petition on March 31, 2006 claiming that Global owed PBK contribution for plaintiff's claims. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such, no liability has been recorded at February 28,2007 related to this matter.

Global is a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC ("Blue Line"), which operates the Youngstown Steelhounds. Global's claim is for approximately $115,000 in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been recorded at February 28, 2007 related to this matter.

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

The Company has entered into contracts with the facilities in Rio Rancho, New Mexico, Youngstown, Ohio and Prescott Valley, Arizona which guarantee certain economic performance standards. Based on our current performance estimates of these facilities, we believe the amount of payments under these guarantees is negligible, and, as such, have recorded no value to these guarantees at February 28, 2007.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                    COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

As of February 28, 2007 we have provided a secondary guarantee on a letter of credit in favor of Ace Insurance Company for $860,000 related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of February 28, 2007.

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

Each member paid $1,000 for a 50% interest in the joint venture. We will also contribute $250,000 as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1,500,000 as preferred capital. Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations or construction, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. Upon completion of the Prescott Valley Events Center the Company has a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by PVEC of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee of approximately $250,000. As of February 28, 2007 we believe the amount of payments under this guarantee is negligible and, as such, have recorded no value to the guarantee.

We did not earn income or incur any losses from PVEC for the nine months ended February 28, 2007.

During the fiscal year ended May 31, 2006 we purchased a liquor license to be used in the operations of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under "Miscellaneous Assets" as of February 28, 2007.

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

During the nine months ended February 28, 2007 we began operations of a new entity, Global Properties I. This entity will work in targeted mid-sized communities across the United States promoting our services related to the development of multipurpose events centers and surrounding multi-use real estate development.

OVERVIEW - OPERATIONS

During the three months ended February 28, 2007 the Company incurred a net loss of $303,828 primarily attributable to legal fees associated with the settlement of a legal claim, expenses associated with the launch of our Cragar Edition vehicle kits, and startup and operations of our newest subsidiary, Global Properties I. These expenses were partially offset, primarily by results related to GETTIX ticketing services.

ICC completed its project management duties in November with the opening of three new events centers. These projects include: 1) the Santa Ana Star Center in Rio Rancho, New Mexico; 2) Tim's Toyota Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield, Colorado. Each of these facilities will continue providing the Company with additional revenue in future periods. CHL hockey teams began play in the 2006/2007 season and serve as major tenants in each of the facilities. In both the Rio Rancho, New Mexico and Prescott Valley, Arizona locations Encore provides facility management, GETTIX provides ticketing services, and GEMS provides sales and marketing services. ICC is currently performing project management services for an events and entertainment center in Wenatchee, Washington. Upon completion of this facility, Encore will provide facility management services and GEMS will provide sales and marketing services.

Cragar began selling its new Special Edition vehicle kits and components through new car dealerships during the second fiscal quarter. We continued investing in this new program during the current fiscal quarter including additional sales and administrative staff and participating in various promotional events.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006. We believe our most critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts, facility management performance guarantee liabilities, and the carrying value of goodwill and intellectual property.

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

NINE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2006

REVENUES:

                                     Nine months                 Nine months                    Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,     2007       February 28,     2006       Between 2006    Between 2006
                                        2007         Revenue        2006        Revenue        and 2007        and 2007
                                     ----------     -------      ------------   -------        --------        --------
Revenue
  Project management fees           $13,162,350       59.5%      $ 6,387,092      58.0%       $  6,775,258      106.1%
  Facility management fees            3,145,544       14.2%        1,203,067      10.9%          1,942,477      161.5%
  Licensing and advertising fees      2,714,398       12.3%        2,054,121      18.7%            660,277       32.1%
  Ticket Service Fees                 2,990,552       13.5%        1,203,204      10.9%          1,787,348      148.5%
  Franchise fees                        115,000        0.5%          150,000       1.4%            (35,000)     -23.3%
  Other revenue                          10,879        0.0%            7,392       0.1%              3,487       47.2%
                                    -----------      -----       -----------     -----        ------------      -----
Total                               $22,138,723      100.0%      $11,004,876     100.0%       $ 11,133,847      101.2%
                                    ===========      =====       ===========     =====        ============      =====

Total revenues increased $11,133,847, or 101.2%, from $11,004,876 for the nine months ended February 28, 2006 to $22,138,723 for the nine months ended February 28, 2007. This increase was generated primarily by ICC project management revenues which realized an increase of $6,775,258 from $6,387,092 for the nine months ended February 28, 2006 to $13,162,350 for the nine months ended February 28, 2007. This increase resulted as ICC construction project management agreements were in the final stages generating more revenue related to furniture, fixtures and equipment paid on behalf of the project owners. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represented 59.5% of our total revenue for the nine months ended February 28, 2007, compared to 58.0% of our total revenue for the nine months ended February 28, 2006.

Facility management revenue increased $1,942,477, from $1,203,067 for the nine months ended February 28, 2006 to $3,145,544 for the nine months ended February 28, 2007. This increase occurred primarily as a result of the opening of two new facilities. Encore's current facility management contracts include the Chevrolet Center in Youngstown, Ohio, the Santa Anna Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as revenue and are included in "Cost of revenues".

Licensing and advertising fees increased $660,277 from $2,054,121 for the nine months ended February 28, 2006 to $2,714,398 for the nine months ended February 28, 2007. This 32.1% increase resulted primarily from 1) increased GEMS sales and marketing revenue relating to the two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) increased CHL revenues resulting from two new hockey franchise teams in Broomfield Colorado and Prescott Valley, Arizona as well as licensing fees received from hockey equipment suppliers.

Ticket service fees increased $1,787,348 from $1,203,204 for the nine months ended February 28, 2006 to $2,990,552 for the nine months ended February 28, 2007. This 148.5% increase in ticket service fees occurred primarily as GETTIX began ticketing operations at two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona.

Franchise fee revenue in both periods represents amounts charged for franchise transfers.

OPERATING COSTS:

                                       Nine months                 Nine months                    Dollar         Percent
                                          ended       Percent of      ended      Percent of       Change          Change
                                       February 28,     2007       February 28,     2006       Between 2006    Between 2006
                                          2007         Revenue        2006        Revenue        and 2007        and 2007
                                       ----------     -------      ------------   -------        --------        --------
Operating Costs
  Cost of revenues                     $16,979,203      76.7%      $ 6,530,595     59.4%       $10,448,608        160.0%
  General and administrative costs       6,500,360      29.4%        4,239,186     38.5%         2,261,174         53.3%
                                       -----------     -----       -----------     ----        -----------        -----
Total                                  $23,479,563     106.1%      $10,769,781     97.9%       $12,709,782        118.0%
                                       ===========     =====       ===========     ====        ===========        =====

Total operating costs increased by $12,709,782, or 118.0%, from $10,769,781 for the nine months ended February 28, 2006 to $23,479,563 for the nine months ended February 28, 2007.

Cost of revenue increased by $10,448,608, or 160.0%, from $6,530,595 for the nine months ended February 28, 2006 to $16,979,203 for the nine months ended February 28, 2007. This increase resulted primarily from 1) two ICC construction project management agreements were in the final stages during the prior fiscal quarter, creating more expenses related to furniture, fixtures and equipment paid on behalf of the project owners 2) an increase in facility management payroll and other costs associated with the facilities in Youngstown, Ohio, Prescott Valley, Arizona, and Rio Rancho, New Mexico, and 3) an increase in ticket service fees as a result of an increase in ticket service revenues.

General and administrative expenses increased $2,261,174, or 53.3%, from $4,239,186 for the nine months ended February 28, 2006 to $6,500,360 for the nine months ended February 28, 2007. During the nine months ended February 28, 2007, legal fees related to a claim settled in the third quarter totaled approximately $344,000. The increase in general and administrative expenses also relates to costs for additional staffing and overhead expenses associated with the startup operations of Global Properties I, increased legal fees, additional staffing and overhead expenses associated with the growth of Encore's facility management operations, additional sales and administrative staff and expanded development and marketing efforts related to Cragar, and continued expansion of GETTIX ticketing operations.

NET INCOME:

                                       Nine months                 Nine months                    Dollar         Percent
                                          ended       Percent of      ended      Percent of       Change          Change
                                       February 28,     2007       February 28,     2006       Between 2006    Between 2006
                                          2007         Revenue        2006        Revenue        and 2007        and 2007
                                       ----------     -------      ------------   -------        --------        --------
Net income (loss)                     $(1,124,962)     -5.1%        $ 242,477       2.2%       $(1,367,439)      -563.9%
                                      ===========       ===         =========       ===        ===========        =====

Net loss was $1,124,962 for the nine months ended February 28, 2007, compared to net income of $242,477 for the nine months ended February 28, 2006. Net loss for the current period includes legal costs related to the settlement of a claim of approximately $344,000. Excluding the legal costs related to this claim, our net loss would have been approximately $781,000. The current period loss is also attributable to a negotiated payment related to the favorable restructuring of the Company's management compensation at an events center, costs related to sales and administrative staff and development and marketing costs associated with the expansion of Cragar operations as well as start-up and operating costs for our newest subsidiary, Global Properties I.

THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2006

REVENUES:

                                     Three months                Three months                   Dollar         Percent
                                        ended       Percent of      ended      Percent of       Change          Change
                                     February 28,      2007      February 28,     2006       Between 2006    Between 2006
                                        2007         Revenue        2006        Revenue        and 2007        and 2007
                                     ----------      -------     ------------   -------        --------        --------
Revenue
  Project management fees            $1,860,334       32.9%       $  794,366      27.7%      $ 1,065,968         134.2%
  Facility management fees            1,645,197       29.1%          630,588      22.0%        1,014,609         160.9%
  Licensing and advertising fees        959,990       17.0%          719,194      25.1%          240,796          33.5%
  Ticket Service Fees                 1,180,088       20.9%          666,356      23.2%          513,732          77.1%
  Other revenue                           8,173        0.1%            5,702       0.2%            2,471          43.3%
  Franchise fees                             --        0.0%           50,000       1.7%          (50,000)       -100.0%
                                     ----------      -----        ----------     -----       -----------         -----
Total                                $5,653,782      100.0%       $2,866,206     100.0%      $ 2,787,576          97.3%
                                     ==========      =====        ==========     =====       ===========         =====

Total revenues increased $2,787,576, from $2,866,206 for the three months ended February 28, 2006 to $5,653,782 for the three months ended February 28, 2007.

Project management revenues increased $1,065,968 from $794,366 for the three months ended February 28, 2006 to $1,860,334 for the three months ended February 28, 2007. This increase resulted as ICC construction project management agreements were in the final stages creating more revenue related to furniture, fixtures and equipment paid on behalf of the project owners. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represent 32.9% of our total revenue for the three months ended February 28, 2007, compared to 27.7% of our total revenue for the three months ended February 28, 2006.

Facility management revenues increased $1,014,609 from $630,588 for the three months ended February 28, 2006 to $1,645,197 for the three months ended February 28, 2007. This increase occurred as Encore was managing three buildings in the current period compared to two buildings in the prior period. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as revenue and are included in "Cost of revenues". During the current period Encore also received revenue related to facility pre-opening management services and revenue related to promoting various events at its managed facilities.

Licensing and advertising fees increased $240,796, or 33.5%, from $719,194 for the three months ended February 28, 2006 to $959,990 for the three months ended February 28, 2007. This increase resulted primarily from increased GEMS sales and marketing revenue relating to the two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and increased CHL revenues resulting from two new CHL franchise teams in Broomfield Colorado and Prescott Valley, Arizona.

Ticket service fees increased 77.1%, from $666,356 for the three months ended February 28, 2006 to $1,180,088 for the three months ended February 28, 2007. This increase in ticket service fees occurred as GETTIX has entered additional ticketing contracts since the prior period, including ticketing of facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona.

Franchise fee revenue for the three months ended February 28, 2006 represents amounts charged for franchise transfers. No franchise transfers occurred in the current period.

                                       Three months                Three months                   Dollar         Percent
                                          ended       Percent of      ended      Percent of       Change          Change
                                       February 28,      2007      February 28,     2006       Between 2006    Between 2006
                                          2007         Revenue        2006        Revenue        and 2007        and 2007
                                       ----------      -------     ------------   -------        --------        --------
Operating Costs
  Cost of revenues                     $3,819,431       67.6%       $1,363,268     47.6%        $2,456,163        180.2%
  General and administrative costs      2,213,978       39.2%        1,462,748     51.0%           751,230         51.4%
                                       ----------      -----        ----------     ----         ----------        -----
Total                                  $6,033,409      106.7%       $2,826,016     98.6%        $3,207,393        113.5%
                                       ==========      =====        ==========     ====         ==========        =====

Total operating costs increased by $3,207,393, or 113.5%, from $2,826,016 for the three months ended February 28, 2006 to $6,033,409 for the three months ended February 28, 2007.

Cost of revenue increased by $2,456,163, or 180.2%, to $3,819431 for the three months ended February 28, 2007 compared to the three months ended February 28, 2006. This increase resulted primarily from 1) two ICC construction project management agreements were in the final stages during the current fiscal quarter, creating more expenses related to furniture, fixtures and equipment paid on behalf of the project owners 2) an increase in facility management costs associated the facilities in Youngstown, Ohio, Prescott Valley, Arizona, and Rio Rancho, New Mexico, and 3) an increase in ticket service fees as a result of an increase in ticket service revenues.

General and administrative costs increased $751,230, or 51.4%, to $2,213,978 for the three months ended February 28, 2007. During the current quarter the Company incurred legal costs related to the settlement of a claim of approximately $271,000. The remaining increase relates to costs for staffing and overhead expenses associated with the startup and operations of Global Properties I, the expansion of Encore's facility management operations, costs related to additional sales and administrative staff for expanded development and marketing efforts related to Cragar, and continued expansion of GETTIX ticketing operations.

NET INCOME:

                       Three months                Three months                   Dollar         Percent
                          ended       Percent of      ended      Percent of       Change          Change
                       February 28,      2007      February 28,     2006       Between 2006    Between 2006
                          2007         Revenue        2006        Revenue        and 2007        and 2007
                       ----------      -------     ------------   -------        --------        --------
Net income (loss)      $ (303,828)      -5.4%        $ 95,867       3.3%        $ (399,695)       -416.9%
                       ==========        ===         ========       ===         ==========         =====

Net loss was $303,828 for the three months ended February 28, 2007, compared to a net income of $95,867 for the three months ended February 28, 2006. Net loss in the current quarter includes legal costs related to the settlement of a claim of approximately $271,000. Excluding the legal costs associated with this claim, our net loss would have been approximately $33,000. Other factors related to the current period net loss include expenses associated with the launch of our Cragar Edition vehicle kits and related products startup and operations of our newest subsidiary, Global Properties I. These amounts were partially offset by results related to GETTIX ticketing services, ICC project management services, GEMS sales and marketing services, and CHL hockey operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities for the nine months ended February 28, 2007 was $105,472 compared to cash provided by operating activities of $400,495 for the nine months ended February 28, 2006. This decrease in cash provided by operations, which relates primarily to the current period net operating loss, and a decrease in accounts receivable, as a result of the timing of collections, is partially offset by an increase in accrued liabilities, as a result of the timing of vendor payments.

A significant source of operating capital during the nine months ended February 28, 2007 was from GETTIX ticket service fees, CHL league assessments, and project management fees from ICC. Since project management fees and ticket service fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through these or other sources.

Cash used in investing activities totaled $196,715 for the nine months ended February 28, 2007 compared to $116,084 for the nine months ended February 28, 2006. The use of funds in both periods includes the purchase of capital equipment related to the expansion of Cragar branded products and equipment related to the expanded GETTIX ticketing operations. In addition, the current nine month period includes approximately $89,000 of cash used in successfully defending Cragar trademarks.

During the nine months ended February 28, 2007 cash provided by financing activities relates to the exercise of options to purchase common stock.

During the nine months ended February 28, 2007 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. On November 19, 2006 this line of credit was renewed and will mature on November 19, 2007. As of February 28, 2007, we have no outstanding balance on this credit facility. We have a maximum borrowing capacity of $2,400,000 as a result of a $600,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of February 28, 2007, the applicable interest rate was 9.25%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of February 28, 2007, management believes we were in compliance with these covenants.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised Statement of Financial Accounting Standard No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. See Note 1--Summary of Significant Accounting Policies and Use of Estimates in the accompanying condensed consolidated financial statements for disclosure information regarding pro forma stock option expense. The adoption of SFAS 123 (R) did not have a material effect on our results of operations or financial position.

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

In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standard No. 157 ("SFAS 157"), "Fair Value Measurements". The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined postretirement plan as an asset or liability on the Company's balance sheet, with changes in the funded status recognized through comprehensive income. SFAS No. 158 also requires entities to measure the funded status of plans as of the year-end balance sheet date. We do not expect SFAS No. 158 will have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for the beginning of the fiscal year starting after November 15, 2007. We do not expect SFAS No. 159 will have a material effect on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of such period. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of February 28, 2007 there were various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

Global was a plaintiff in a lawsuit filed against a current franchisee. The suit asked for a ruling on the interpretation of the protected territory clause of the license agreement. Subsequent to our action, the franchisee filed a separate claim for unspecified damages for alleged breach of the protected territory clause of the licensing agreement. These suits were filed in August 2005 and settled in February 2007. The settlement included an amendment to the specific franchisee's contract term and an amendment to the specific franchisee's renewal fees.

Global was named as a defendant, along with the local municipality, in a lawsuit filed by the family of an employee of the Dodge Arena in Hidalgo, Texas. The suit alleged negligence against Global and asks for unspecified damages related to the death of the employee resulting from an accident at the arena. This suit was settled in January 2007 resulting in no liability to Global.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at February 28, 2007 related to this matter.

Global is a third-party co-defendant in a lawsuit filed by the City of Hidalgo, Texas against Eduardo Vela and PBK Architects, Inc. (City of Hidalgo, Texas Municipal Facilities Corp, v. Eduardo Vela and PBK Architects) related to the design and construction of the Dodge Arena in Hidalgo, Texas. The City alleges that PBK is liable for misrepresentations and negligence related to PBK's design plans, construction oversight and general administration of the project. The suit was filed on October 25, 2004 and is pending in the 389th Judicial District Court of Hidalgo County, Texas. Global became a party to Hidalgo v. Vela when defendant PBK filed a third party petition on March 31, 2006 claiming that Global owed PBK contribution for plaintiff's claims. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such, no liability has been recorded at February 28, 2007 related to this matter.

Global is a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC ("Blue Line"), which operates the Youngstown Steelhounds. Global's claim is for approximately $115,000 in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been recorded at February 28, 2007 related to this matter.

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


                           Global Entertainment Corporation
                                   (Registrant)



April 16, 2007             By /s/ Richard Kozuback
                              --------------------------------------------------
                               Richard Kozuback
                               President & Chief Executive Officer



April 16, 2007             By /s/ J. Craig Johnson
                              --------------------------------------------------
                              J. Craig Johnson
                              Executive Vice President & Chief Financial Officer

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