Form 10KSB
period 2007-05-31
GLOBAL ENTERTAINMENT CORP
filed 2007-08-29
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2007

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

     Issuer's revenues for its most recent fiscal year were $26,449,636

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $7,237,341 based on the closing price of $4.75 per share at August 15, 2007, as reported on the American Stock Exchange.

     At August 15, 2007 6,508,173 shares of Global Entertainment Corporation common stock were outstanding.

     Documents incorporated by reference: Specified portions of Global Entertainment Corporation's Proxy Statement or Information Statement to be filed with the Commission on or before September 28, 2007 in connection with its 2007 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        GLOBAL ENTERTAINMENT CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                                      INDEX

PART I.
Item 1.  Description of Business                                               3
Item 2.  Description of Property                                              14
Item 3.  Legal Proceedings                                                    14

PART II.
Item 5.  Market for Common Equity, Related Stockholder Matters and Small
          Business Issuer Purchase of Equity Securities                       15
Item 6.  Management's Discussion and Analysis                                 16
Item 7.  Financial Statements                                                 29
Item 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                61
Item 8A. Controls and Procedures                                              61

PART III.
Item 9.  Directors and Executive Officers of the Registrant; Compliance
          With Section 16(a) of the Exchange Act                              61
Item 10. Executive Compensation                                               62
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     62
Item 12. Certain Relationships and Related Transactions                       62
Item 13. Exhibits                                                             62
Item 14. Principal Accountant Fees and Services                               62

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

     Pursuant to a joint operating agreement between us and Central Hockey League, Inc., Western Professional Hockey League, Inc. operates and manages a minor professional hockey league known as the Central Hockey League (the "CHL"), which currently consists of 18 teams located in mid-market communities throughout the Central and Western regions of the United States.

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

     In March 2004, we completed a merger with Cragar Industries, Inc., a licensor of a well-known automotive aftermarket wheel trademark and brand - CRAGAR(R). In addition, Cragar, is currently offering Cragar Edition Vehicle Kits, brakes, exhaust, and other aftermarket automotive products. Our expertise gained through the operation and management of the CHL and related activities blends with the development of additional licensing and marketing opportunities for CRAGAR(R) branded products.

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

     During the year ended May 31, 2007 we began operations of a new entity, Global Properties I. This entity promotes our services in targeted mid-sized communities across the United States related to the development of multipurpose events centers and surrounding multi-use real estate development.

BUSINESSES AND MARKETS

THE MINOR PROFESSIONAL HOCKEY LEAGUE BUSINESS

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

     WPHL operates the CHL. During the 2007/2008 season the league will consist of 17 participating teams located in mid-sized communities throughout the Central and Western regions of the United States. WPHL franchises 13 of the teams that constitute the CHL and Central Hockey League, Inc. franchises the remaining 4 teams that constitute the CHL. Pursuant to a joint operating agreement with Central Hockey League, Inc., WPHL jointly manages and operates the league under the Central Hockey League name. WPHL also provides ongoing support and assistance to the CHL teams in accounting, ticket sales, marketing, hockey operations, franchise development, and media services. The WPHL provides operational manuals for each team to utilize as a guide and point of reference. In addition, yearly league conferences are held to provide team owners an opportunity to meet with other franchisees and discuss operational concerns.

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

     The 17 teams of which the CHL will consist during the 2007/2008 season are divided into 4 divisions: Northeast, Northwest, Southeast and Southwest, as follows:

    Northeast                        Northwest                   Southeast                Southwest
    ---------                        ---------                   ---------                ---------
Bossier-Shreveport Mudbugs        Colorado Eagles              Austin Ice Bats          Amarillo Gorillas
(Bossier City, LA)                (Windsor, CO)                (Austin, TX)             (Amarillo, TX)
Memphis RiverKings                Rocky Mountain Rage          Laredo Bucks             Odessa Jackalopes
(Southaven, MS)                   (Broomfield, CO)             (Laredo, TX)             (Odessa, TX)
Youngstown Steelhounds            Wichita Thunder              Corpus Christi Rayz      New Mexico Scorpions
(Youngstown, OH)                  (Wichita, KS)                (Corpus Christi, TX)     (Albuquerque, NM)
Fort Worth Brahmas                Oklahoma City Blazers        Rio Grande Valley        Arizona Sun Dogs
(Fort Worth, TX)                  (Oklahoma City, OK)          Killer Bees              (Prescott Valley, AZ)
                                  Tulsa Oilers                 (Hildago, TX)            Lubbock Cotton Kings*
                                  (Tulsa, OK)                                           (Lubbock, TX)

----------
* The Lubbock Cotton Kings will not participate in the 2007-2008 season as they are currently seeking a new facility. This team retains its active membership in the league and is expected to resume play in the 2008-2009 season.

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

     * PROXIMITY TO EXISTING FRANCHISES. The WPHL seeks to grant franchises sufficiently close to existing teams to reduce travel expenses incurred by each team, but sufficiently far away from existing teams to allow each team to have ample fan support.
     * ARENA AVAILABILITY. Because an arena is essential to a franchise's operations, the WPHL investigates the availability of an existing arena and assists in negotiating the arena lease. If no arena is available, the WPHL, through its affiliates ICC and Global Properties I, works with the prospective franchise and the municipality to provide a multipurpose arena.
     * MARKET AND DEMOGRAPHIC DATA. The WPHL performs a detailed review of a prospective market's demographics, including the number of households, average income per household, median income, prevailing wage data, and additional general market data, to determine the suitability of the market for a franchise.
     * EXISTING COMPETITION. The WPHL seeks to grant franchises where the new franchises do not have direct competition with other hockey teams or other major sports franchises. We believe the absence of direct competition in a market allows a franchise to more easily develop fan support.

     HISTORICAL FRANCHISE ATTENDANCE. The following table reflects attendance at CHL events over the last six seasons.

(Unaudited)            2001/02        2002/03        2003/04        2004/05        2005/06        2006/07
                      ---------      ---------      ---------      ---------      ---------      ---------
# of Teams                16             17             17             17             16             18
Regular Season        2,183,197      2,253,489      2,448,584      2,284,057      2,238,408      2,387,286
Playoffs                152,455        134,335        168,894        179,130        185,805        318,257
                      ---------      ---------      ---------      ---------      ---------      ---------
Total                 2,335,652      2,387,824      2,617,478      2,463,187      2,424,213      2,705,543
                      =========      =========      =========      =========      =========      =========
Per Game Average          4,270          4,381          4,521          4,487          4,671          4,350

     HISTORICAL TICKET REVENUE. The following table reflects the unaudited ticket revenue per season for the CHL over the last six seasons.

                      2001/02          2002/03          2003/04          2004/05          2005/06          2006/07
                    -----------      -----------      -----------      -----------      -----------      -----------
# of Teams               16               17               17               17               16               18
Ticket Revenue      $13,474,970      $13,781,131      $18,013,092      $16,992,228      $18,418,406      $25,488,842
                    ===========      ===========      ===========      ===========      ===========      ===========

     CHL teams played 30 home games each during the 2004-2005 season versus 32 home games each during the previous three seasons. Teams resumed a 32 home game schedule for the 2005-2006 season. During the 2006-2007 season and the prior four seasons, based on information from individual league websites, the CHL has experienced the highest per game attendance of all North American "AA" professional hockey leagues.

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

     The historical increase in the WPHL's initial franchise fee is set forth in the following table:

(Unaudited)
                                                  Number of Teams
                             Initial                Entering
       Season             Franchise Fee        Franchise Agreements
       ------             -------------        --------------------
     2001/2002          $500,000                        1
     2002/2003          $500,000/$1,000,000             2
     2003/2004          $1,000,000                      1
     2004/2005          $1,000,000                      2
     2005/2006          $1,250,000                      0
     2006/2007          $1,250,000                      0

     PLAYER AND PERSONNEL MATTERS. The quality and success of the players associated with each CHL franchise are of significant importance to the continued viability of the CHL. The following is a list of the significant factors relating to the CHL's involvement with the players:

     * RECRUITMENT. Teams recruit hockey players through a variety of means. Players predominantly come from the Canadian, American, and European junior leagues, other professional leagues, and the collegiate circuit. The CHL offers recruiting assistance to teams by providing a scouting network, whose members annually produce a compilation of scouting reports on players they have observed, which is distributed to team coaches to review.
     * LACK OF UNION. The CHL's players are not collectively represented by a players' union, unlike other comparable minor professional hockey leagues and the National Hockey League.
     * SALARY AND PLAYER CAPS. The CHL salary cap for the 2006/2007 season per team was $10,000 per week. Players are guaranteed to be paid no less than $300 per week, with the prevailing wage earned by a player to be $300 per week. No player bonuses are provided outside of the salary cap. Additionally, no team may have more than 18 players on its payroll, excluding players on injured reserve.

MULTIPURPOSE EVENTS CENTER DEVELOPMENT BUSINESS

     Our multipurpose events center ("MPEC") development business is operated through our subsidiary entities, Global Properties I and ICC, which develop, design and manage the construction of multipurpose sports and entertainment arenas. These arenas have an average seating capacity of 7,000 and are typically constructed in mid-market communities.

     Global Properties I and ICC utilize a partnership approach with municipalities to provide a comprehensive set of services to manage all facets of the overall MPEC construction process. For these services, a monthly fee is charged and expenses are reimbursed in the performance of such duties. There are typically three distinct phases:

     * BUSINESS PLAN DEVELOPMENT. Global Properties I project coordinators perform market research with outside consulting assistance, prepare an initial budget for operation of a facility, and present the data to the owner;
     * DESIGN AND BUILD. ICC project managers finalize conceptual drawings and renderings in order to bring the design to completion for which monthly fees are charged; and
     * CONSTRUCTION MANAGEMENT. ICC manages all phases of actual construction from ground breaking to delivery and charges fees for construction project management services on a monthly basis.

     As the Municipality's partners, Global Properties I and ICC:

     * Create a business model that forecasts realistic outcomes thereby facilitating the development of a properly structured financing plan.
     * Lead the design and construction process for building premier events facilities while maintaining sound cost controls.
     * Create working alliances between nationally recognized design professionals and local architects.
     * Focus on obtaining involvement from local engineers, contractors and subcontractors to form a solid development team that fosters local pride and enthusiasm.

     ICC has recently developed or managed or currently is developing or managing the following seven multipurpose arena projects:

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

     YOUNGSTOWN, OHIO: In October 2005, ICC completed development of the Cheverolet Center located in Youngstown, Ohio. The Cheverolet Center is a 6,500 to 8,500-seat facility serving Youngstown, Ohio and surrounding communities. A CHL team, the Youngstown Steelhounds, serves as the major tenant and participated in the 2005-2006 hockey season. Encore manages this facility, with GETTIX providing its full-service ticketing system and GEMS providing sales and marketing services.

     RIO RANCHO, NEW MEXICO: In fiscal year 2007 ICC completed development of the Rio Rancho Events Center located in Rio Rancho, New Mexico. The Rio Rancho Events Center is a 6,500 - 8,000 seat facility and will serve as a major component of the City of Rio Rancho's new master planned downtown. The New Mexico Scorpions, a franchise team, serve as the major tenant and participated in the 2006-2007 hockey season. Encore currently manages the facility, GETTIX provides ticketing services for all events at this facility, and GEMS provides sales and marketing services.

     PRESCOTT VALLEY, ARIZONA: In fiscal year 2007 ICC completed development of the Prescott Valley Convention and Events Center located in Prescott Valley, Arizona. This facility is a 5,000 - 6,200 seat arena and is a major component of a 40 acre retail and entertainment district. A franchise hockey team, the Arizona Sundogs, serve as the major tenant and participated in the 2006-2007 season. Encore currently manages the facility, GETTIX provides ticketing services, and GEMS provides sales and marketing services.

     BROOMFIELD, COLORADO: In fiscal year 2007 ICC completed project management duties under a sub-contract with Icon Venue Group for the 6,000 seat Broomfield Event Center in Broomfield, Colorado. A franchise hockey team, the Rocky Mountain Rage, serves as the major tenant and participated in the 2006-2007 season.

     WENATCHEE, WASHINGTON: ICC is currently performing project management duties for the development of the Greater Wenatchee Regional Events Center located in Wenatchee, Washington. This facility is a 4,300 seat facility capable of hosting a variety of events ranging from trade shows, conventions, graduations, performing arts, concerts, sporting events, youth sports, thrill shows and family events.

FACILITY AND VENUE MANAGEMENT AND MARKETING BUSINESS

     Our facility management business is operated through our subsidiary, Encore, which was formed as a single source management entity that provides a full complement of operational services. These services provide administrative oversight in the areas of facility/property management and finance, sales and marketing (through GEMS), arena/event ticketing (through GETTIX), event bookings, and food and beverage. Encore is currently involved with facility management of multipurpose events centers developed by Global Properties I and ICC. Facility management operations are conducted under separate limited liability companies established by the Company.

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

     GETTIX is currently selling tickets nationwide and plans to expand into additional venues in fiscal year 2008. We anticipate that ticketing will comprise an increasingly important component of our revenues.

CRAGAR(R) BUSINESS

     We own the exclusive right to sell, market and promote the CRAGAR brand name. For this right, we receive royalties based on the sale of licensed products. Currently, there are several product offerings that can be classified into the following categories:

     *    One-piece cast aluminum wheels
     *    Composite wheels
     *    Steel wheels
     *    Wire wheels
     *    Apparel
     *    Collectables and toys
     *    Aftermarket automotive parts

     Cragar currently has license agreements with Carlisle Tire & Wheel, Accubuilt, Jakks Pacific, GMP, Power Stop, and Zoomers Exhaust Works. Each of these licensees pays royalties based on gross sales or flat fees, depending on the terms of the contract.

     Carlisle, as part of its license agreement with Cragar, is the exclusive licensee for wheel products under the CRAGAR brand name. Carlisle is continuing to expand its wheel production to include products for a broader range of vehicles. During the current fiscal year Cragar began selling its new Special Edition vehicle kits, primarily through its licensing partner, Accubuilt.

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

     Our seven wholly-owned subsidiaries operating in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, venue ticketing and brand licensing, represent a "one-stop-shop" for all development and post development activities related to multipurpose event facilities.

     Each subsidiary has been structured to operate independently with third party customers as well as its sister companies, thereby making each subsidiary self-sustaining while promoting the businesses of its sister companies. By way of example, GETTIX may provide ticketing services for an MPEC developed by Global Properties I and managed by ICC, and maintain a ticketing relationship with an independent third party venue. In addition, ENCORE may manage an MPEC developed by Global Properties I and managed by ICC, but may also contract to manage an independent third party venue with a ticketing contract with GETTIX. These forms of cross revenue generation occur throughout our various businesses and have been designed to increase revenues as each individual business expands.

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

     LEVERAGE OUR BASE BUSINESS TO PROMOTE TICKETING SERVICES PROVIDED BY GETTIX. We believe that our existing business structure, with the design and management of multipurpose arenas will increase the opportunity to provide ticketing services. In addition, current strategic alliances with third party management organizations may provide additional revenue streams.

     INCREASE OUR BASE OF LICENSED PRODUCTS AND DEVELOP ADDITIONAL MARKETING OPPORTUNITIES. We are continuing to search for additional licensing opportunities for CRAGAR products that we believe are attractive to fans that attend various events. During the fiscal year ended May 31, 2007, we extended the licensing of CRAGAR branded products to include brakes, exhaust, and other aftermarket automotive products. In addition, we intend to market licensed CHL team merchandise as the number of teams comprising the CHL increases.

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

MINOR PROFESSIONAL HOCKEY LEAGUE BUSINESS:

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

     CRAGAR BUSINESS. The market for aftermarket wheels and other automotive products is highly competitive and fragmented with numerous domestic and foreign sellers. Competition is based primarily on product selection (including style and vehicle fit), product availability, quality, design innovation, price, payment terms, and service. Competition in the custom wheel market is intense. In addition to Cragar licensees, several major wheel manufacturers, such as American Racing Equipment, Inc., Ultra Custom Wheel Co., as well as suppliers to major automobile manufacturers, pose significant competition because of their substantial resources. There can be no assurance that Cragar and the current Cragar licensees will be successful in marketing custom aftermarket wheels and other automotive products under the CRAGAR brand name.

     EVENT CENTER DEVELOPMENT AND CONSTRUCTION BUSINESS. Global Properties I and ICC compete primarily against larger development and construction management firms, including SMG, AEG and Giffels/Norr.

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

MATERIAL CONTRACTS

JOINT OPERATING AGREEMENT

     Pursuant to a Joint Operating Agreement dated July 19, 2001, CHL, Inc., which was the operator of the CHL, and WPHL, Inc., which was the operator of the WPHL, agreed to operate the leagues jointly under the trade name "Central Hockey League." The joint operating agreement provides that operations are to be governed by an oversight board consisting of three members, one of whom is designated by CHL, Inc., one of whom is designated by WPHL, Inc., and one of whom is designated jointly. Despite the agreement to operate the leagues jointly, each of WPHL, Inc. and CHL, Inc. remain separate and distinct legal entities and maintain separate books and records. In addition, we own no interest in CHL, Inc.

      Net income from hockey operations is defined under the Joint Operating Agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations. Pursuant to the Joint Operating Agreement, net income from hockey operations is allocated to WPHL, Inc. and CHL, Inc according to the percentage of teams originated by each league that operated during the year. Accordingly, WPHL, Inc. would be entitled to 13/17ths, or approximately 76%, and CHL, Inc. would be entitled to 4/17ths, or approximately

24%, of net income. If expenses exceed operating revenue in any given period, losses are allocated to WPHL, Inc. and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs. Expansion fees, net of costs, generated from the grant of new franchises generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

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

SOFTWARE AND SERVICES

     Pursuant to an agreement dated April 21, 2005 between GETTIX and Paciolan, Inc, Paciolan will provide GETTIX a ticketing software system and related training and support through December 31, 2010. Under this agreement GETTIX is required to make certain minimum payments as described in Note 8, Commitments and Contingencies, to the accompanying consolidated financial statements.

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

EMPLOYEES

     As of May 31, 2007, we had 78 full-time employees, 550 part-time employees and 75 seasonal employees. Management believes that the relationship with our employees is good. None of our employees are represented by a labor union.

WEBSITE ACCESS

     Our website address is www.globalentertainment2000.com. On our website we make available, free of charge, our code of ethics. The information on our website is not incorporated by reference into, and is not part of, this report.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease 8,453 square feet of office space for our Phoenix, Arizona headquarters pursuant to a 4 year lease, which expired in June 2007, but which we continue to reside in on a month-to-month basis. Our lease payments are currently $17,963. We are currently considering other locations for a long-term lease and to accommodate future growth. We also lease 461 square feet of office space to support our ticketing operations in Texas on a month-to-month basis. Monthly lease payments are $475 per month.

ITEM 3. LEGAL PROCEEDINGS

     As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured at one of the facilities we develop, design or manage. As of May 31, 2007 there were various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance, however, that our insurance coverage will adequately cover all liabilities to which we may be exposed.

     Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at May 31, 2007 related to this matter.

     Global is a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC ("Blue Line"), which operates the Youngstown Steelhounds. Global's claim is for approximately $115,000 in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been recorded at May 31, 2007 related to this matter.

     Global is the claimant and counter-respondent in an arbitration action against Global Spectrum, L.P. ("Spectrum"). Arbitration of this matter is being conducted by the American Arbitration Association in Phoenix, Arizona. Our claims stem from a settlement agreement entered into between Global and Spectrum (the "Settlement Agreement"). Global seeks the arbitrators' declaration that Global is not obligated to make any more payments to Spectrum under the Settlement Agreement alleging that Spectrum misrepresented material facts to induce Global to execute the Settlement Agreement. Spectrum denies Global's claims, asserts a claim of breach of the Settlement Agreement, and seeks declaratory relief. Both parties' seek an award of attorneys' fees and costs. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both a valid claim and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claim and defend the counterclaims. No liability has been recorded at May 31, 2007 related to this matter.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

     Our common stock traded on the OTC Bulletin Board from June 7, 2004 to January 20, 2006 under the symbol GECO. On January 23, 2006 our common stock began trading on the American Stock Exchange ("AMEX") under the symbol GEE.

     On April 7, 2006, Global completed a private placement of 1,079,000 shares of common stock, together with warrants to purchase an aggregate of 107,900 shares of common stock at an exercise price of $7.10 per share. The net proceeds of this transaction were approximately $5,395,000. Additionally, Global will receive up to $1,532,180 from the exercise of the outstanding warrants issued in connection with the private placement, if such warrants are exercised.

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

     As of August 16, 2007, there were approximately 644 record and beneficial owners of Global's common stock.

     The following schedule contains the high and low closing sales prices of our common stock, as reported by the OTC Bulletin Board since August 31, 2005 and since January 2006, the AMEX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

June 1, 2005 -      September 1, 2005 -    December 1, 2005 -    March 1, 2006 -
August 31, 2005     November 30, 2005      February 28, 2006     May 31, 2006
---------------     -----------------      -----------------     ------------
$5.40 - $6.70         $6.25 - $9.00          $7.00 - $8.50       $6.90 - $7.40

June 1, 2006 -      September 1, 2006 -    December 1, 2006 -    March 1, 2007 -
August 31, 2006     November 30, 2006      February 28, 2007     May 31, 2007
---------------     -----------------      -----------------     ------------
$5.40 - $6.90         $5.65 - $6.02          $4.77 - $5.65       $4.85 - $5.67

     We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. In addition, our bank credit facility restricts our ability to pay dividends. Our current policy is to retain any earnings to finance operations and expand our business.

     As of May 31, 2007, there were warrants outstanding to purchase 275,760 shares of Global's common stock, in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights, as described below. The following schedule contains information related to the Global Entertainment Corporation 2000 Long-Term Incentive Plan, as of May 31, 2007:

                                                                                 Number of securities
                                                                               remaining available for
                       Number of securities                                     future issuance under
                        to be issued upon            Weighted-average            equity compensation
                           exercise of              exercise price of              plans (excluding
                       outstanding options,        outstanding options,        securities reflected in
Plan Category          warrants and rights         warrants and rights               column (a))
-------------          -------------------         -------------------               -----------
                              (a)                          (b)                           (c)
Equity compensation
plans approved by
security holders            915,659                      $ 5.16                         333,250

Equity compensation
plans not approved by
security holders                 --                          --                              --
                            -------                      ------                         -------
Total                       915,659                      $ 5.16                         333,250 (1)
                            =======                      ======                         =======

----------
(1) The number of securities remaining available for future issuance includes 310,000 securities included under the 2007 Long-Term Incentive Plan, adopted during fiscal year 2007. This Plan authorizes the Company's Board of Directors to grant restricted stock awards to selected officers, employees, outside consultants and directors of the Company or its wholly owned subsidiaries for up to an aggregate of 320,000 shares of the Company's common stock. Effective October 20, 2006, we issued 10,000 shares of restricted stock under this plan.

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

     Licensing and Advertising Fees: Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 13 teams from the WPHL pay an extra $10,000 annually to cover our costs. The fees are recognized ratably over the year in relation to expenses incurred. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the amount of revenue that each member has contributed to the league. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized based on the terms of the agreement in accordance with GAAP. Cragar owns the exclusive right to sell market and promote the CRAGAR brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of licensed products.

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

     Project Development Fees: Global Properties I is working in targeted mid-sized communities across the United States promoting our services related to the development of multipurpose events centers and surrounding multi-use real estate development. Project development fees are recognized according to specific contract terms; typically 50% upon signing of a development contract and 50% upon construction groundbreaking.

     Cragar Product Revenue: Cragar product sales include Cragar Edition Vehicle Kits, brakes, exhaust, and other aftermarket automotive products. Revenues are generated from the sale of these branded products to automotive retailers and distributors. These revenues are recognized at the time of shipment to our customers.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. Global Entertainment provides for potential un-collectible trade and miscellaneous receivables based on specific credit information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased delinquencies.

     IMPAIRMENT OF GOODWILL. Global Entertainment's goodwill assets totaled $518,750 as of May 31, 2007. Goodwill is tested for impairment on at least an annual basis and would be written down if the carrying value were deemed impaired. Global Entertainment recorded this goodwill in relation to its acquisition of ICC. This goodwill is subject to the provisions of SFAS No. 142 and accordingly, is not being amortized. If economic conditions were to change, this could cause an impairment of the carrying value of the goodwill, which would require a charge to earnings.

     IMPAIRMENT OF INTANGIBLE ASSETS. Global Entertainment's intangible assets totaled $2,743,341 as of May 31, 2007. These assets are tested for impairment on at least an annual basis and would be written down if the carrying value were deemed impaired. These assets consist primarily of trademarks in relation to our acquisition of Cragar. The Cragar trademarks are subject to the provisions of SFAS No. 142 and accordingly, are not being amortized. During the fiscal year ended May 31, 2007 the Company determined that, based on estimated future cash flows, the carrying amount of Cragar Trademarks exceeded its fair value by $905,716; accordingly, an impairment loss of that amount was recognized and is included under Impairment of Intangible Assets on the income statement. All other intangible assets are being amortized on the straight-line method over their estimated remaining lives, which approximates seven years. If economic conditions were to change, this could cause a further impairment of the carrying value of intangible assets, which would require a charge to earnings.

     ARENA GUARANTEES: The Company has entered into various contracts with entertainment facilities which guarantee certain economic performance standards. In the event these economic performance standards are not reached, the Company is liable for the difference between the actual performance and the guaranteed performance. There are no recourse provisions under these agreements. It is not possible to estimate a potential liability under these guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each agreement. As of May 31, 2007, the Company has accrued a liability of $600,000 related to currently incurred performance obligations of the Youngstown facility operating budgets.

     DEFERRED TAX ASSET. Global Entertainment accounts for its deferred income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Currently, Global Entertainment has recorded a deferred tax asset, net of a valuation allowance. The valuation allowance reduces deferred income tax assets to an amount that represents management's best estimate of the amount of such deferred income tax asset that more likely than not will be realized. The ultimate realization of the deferred tax asset is dependent upon the utilization of net operating loss carry-forwards, as well as existing corporate income tax rates. Changes in these facts and circumstances could affect the carrying value of the deferred tax asset.

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

SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

                                                 For the Years Ended May 31,
                                                  2007                 2006
                                              ------------         ------------
Revenues
  Project management fees                     $ 13,871,084         $  7,697,777
  Facility management fees                       4,452,006            1,766,697
  Ticket service fees                            4,106,032            1,879,159
  Licensing and advertising fees                 3,508,855            2,701,409
  Automotive part sales                            272,690                   --
  Franchise fees                                   115,000              150,000
  Project development fees                         100,000                   --
  Other revenue                                     23,969               70,516
                                              ------------         ------------
                                                26,449,636           14,265,558
                                              ------------         ------------
Operating Costs
  Cost of revenues                              20,175,157            8,285,425
  General and administrative costs               9,696,477            5,814,650
  Impairment of intangible assets                  905,716                   --
                                              ------------         ------------
                                                30,777,350           14,100,075
                                              ------------         ------------

Income (Loss) from Operations                   (4,327,714)             165,483

Other Income (Expense)
  Interest income                                  294,475               39,987
  Interest expense                                 (13,649)             (11,415)
  Impairment of non-marketable securities          (78,489)                  --
                                              ------------         ------------
                                                   202,337               28,572
                                              ------------         ------------

Income Before Income Taxes                      (4,125,377)             194,055

Income Tax Benefit                                      --               51,000
                                              ------------         ------------

Net Income (Loss)                             $ (4,125,377)        $    245,055
                                              ============         ============

Net Income (Loss) Per Share - basic           $      (0.63)        $       0.04
                                              ============         ============
Weighted average shares outstanding
  - basic                                        6,502,736            5,519,895
                                              ============         ============

Net Income (Loss) Per Share - diluted         $      (0.63)        $       0.04
                                              ============         ============
Weighted average shares outstanding
  - diluted                                      6,502,736            5,805,338
                                              ============         ============

     The following table sets forth Statement of Operations data expressed as a percentage of revenue for the periods indicated:

                                              For the years ended May 31,
                                                   2007         2006
                                                   ----         ----
     Revenues                                      100%         100%
     Cost of revenues                               76%          58%
     General and administrative expenses            37%          41%
     Income from operations                        -16%           1%
     Net income (loss)                             -16%           2%

     REVENUES: Total revenues increased $12,184,078 from $14,265,558 for the fiscal year ended May 31, 2006 ("2006") to $26,449,636 for the fiscal year ended May 31, 2007 ("2007"). This increase was generated primarily by ICC project management revenues which realized an increase of $6,173,307 from $7,697,777 in fiscal year 2006 to $13,871,084 in fiscal year 2007. This increase resulted as ICC construction project management agreements were in the final stages generating more revenue related to furniture, fixtures and equipment paid on behalf of the project owners. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represented 52% of our total revenue in fiscal year 2007, compared to 54% of our total revenue in fiscal year 2006. It is difficult to predict ICC's future revenue contribution, as it is related to large and non-regularly recurring arena projects that are difficult to predict.

     Encore's facility management revenue increased $2,685,309, from $1,766,697 in fiscal year 2006 to $4,452,006 in fiscal year 2007. This increase occurred primarily as a result of the opening of two new facilities. Encore's current facility management contracts include the Chevrolet Center in Youngstown, Ohio, the Santa Ana Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as revenue and are included in "Cost of revenues".

     Ticket service fees increased $2,226,873 from $1,879,159 in fiscal year 2006 to $4,106,032 in fiscal year 2007. This increase in ticket service fees occurred primarily as GETTIX began ticketing operations at two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona.

     Licensing and advertising fees increased $807,446 from $2,701,409 in fiscal year 2006 to $3,508,855 in fiscal year 2007. This 30% increase resulted primarily from 1) increased GEMS sales and marketing revenue relating to the two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) increased CHL revenues resulting from one new hockey franchise team in Broomfield Colorado and one hockey franchise transfer team in Prescott Valley, Arizona as well as licensing fees received from hockey equipment suppliers.

     Automotive part sales of $272,690 during the current fiscal year related to Cragar's new Special Edition vehicle kits and other aftermarket automotive parts. These parts were sold primarily through Cragar's licensing partner, Accubuilt.

     Franchise fee revenue decreased $35,000 from $150,000 for the fiscal year ended May 31, 2006 to $115,000 for the fiscal year ended May 31, 2007. Franchise fee revenue in both periods relates to existing franchise transfers. Revenue, if any, from new franchise fees or from the transfer fees or relocation fees of franchises in any fiscal year or interim period is unpredictable.

     Project Development fees of $100,000 represent development fees earned by our subsidiary, Global Properties I, related to an agreement for a multipurpose events center in Dodge City, Kansas.

     OTHER REVENUE: Other revenue decreased $46,547 from $70,516 for fiscal year 2006 to $23,969 for fiscal year 2007. This decrease relates primarily to the timing of annual fees earned for assisting in the establishment and operation of a workers compensation program for minor league baseball teams. These fees are recognized as revenue when the related cash is received.

     COST OF REVENUES: Cost of revenues for fiscal year 2007 increased by 144% to $20,175,157 compared to cost of revenues for fiscal year 2006 of $8,285,425. This increase resulted primarily from (1) two ICC construction project management agreements were in the final stages during the current fiscal year, creating more expenses related to furniture, fixtures and equipment paid on behalf of the project owners (2) an increase in facility management payroll and other costs associated with the facilities in Youngstown, Ohio, Prescott Valley, Arizona, and Rio Rancho, New Mexico, and (3) an increase in ticket service fees as a result of an increase in ticket service revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for fiscal year 2007 increased $3,881,827, or 67%, to $9,696,477, compared to $5,814,650 for fiscal year 2006. During fiscal year 2007, legal and audit fees increased approximately $1.2 million, including amounts relating to the settlement, and accrual for settlement, of claims totaling approximately $371,000. During fiscal year 2007 bad debt expense increased approximately $1.1 million, primarily related to amounts significantly past due under the CHL Joint Operating Agreement and certain related franchisee balances. The increase in general and administrative expenses also relates to additional staffing and overhead expenses associated with the startup operations of Global Properties I, additional staffing and overhead expenses associated with the growth of Encore's facility management operations, additional sales and administrative staff and expanded development and marketing efforts related to Cragar, and continued expansion of GETTIX ticketing operations. Intangible assets are reviewed by management with the assistance of an independent appraiser for impairment on an annual basis. During the fiscal year 2007, the company determined that a decline in current economic and industry factors specific to the Motor Vehicle Industry and Automotive Aftermarket, resulted in the carrying amount of the Cragar intangible asset exceeding its fair value by $905,716; accordingly, a loss of that amount was recognized and included as Impairment of Intangible Assets in the Company's Statement of Operations.

     INTEREST INCOME, EXPENSE, AND OTHER INCOME: These items remain insignificant in relation to revenues during the year. We incurred interest expense of $13,649 for fiscal year 2007 primarily relating to a capital lease and financing of various insurance policies.

     NET INCOME (LOSS): Net income (loss) for fiscal year 2007 decreased $4,370,432 to a loss of $4,125,377 compared to net income for the fiscal year 2006 of $245,055. This decrease is primarily attributable to an impairment of the Cragar intangible asset, along with additional legal fees, including amounts relating to the settlement, and accrual for settlement, of claims and bad debt expense related to amounts significantly past due under the CHL Joint Operating Agreement and certain related franchisee balances. Additionally, we incurred costs related to staffing and overhead associated with the startup operations of Global Properties I, additional staffing and overhead expenses associated with the growth of Encore's facility management operations, additional sales and administrative staff and expanded development and marketing efforts related to Cragar, and continued expansion of GETTIX ticketing operations.

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

     In addition, a significant source of operating capital in fiscal year 2007 was from CHL league assessments and also from project management fees from ICC. Since these project management fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through franchise fees, project management fees or other sources.

     In August 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. On November 19, 2006 this line of credit was renewed and will mature on November 19, 2007. As of May 31, 2007, we have no outstanding balance on this credit facility. At May 31, 2007 we had a maximum borrowing capacity of $2,400,000 as a result of a $600,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of May 31, 2007, the applicable interest rate was 9.25%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of May 31, 2007, the Company was not in compliance with the minimum consolidated tangible net worth covenant, however, effective May 31, 2007 the bank has agreed to wave this covenant violation. Effective August 2, 2007 the Company entered a loan agreement with Marshall Financial Group related to the construction of the Greater Wenatchee Regional Events Center. As part of this agreement, we have provided a letter of credit in favor of Marshall Financial Group for $1,250,000. This letter of credit reduces our maximum borrowing capacity under our operating line of credit to $1,150,000.

     At May 31, 2007, we had current assets totaling $8,464,509, including $4,251,542 in cash and cash equivalents, compared to current liabilities totaling $5,007,287.

     For the fiscal year ended May 31, 2007, cash used in operating activities totaled $944,321 compared to cash used in operating activities of $755,412 for the fiscal year ended May 31, 2006. This increase in cash used in operations primarily occurred as a result of the current period net operating loss and as a result of the timing of vendor payments and collections on accounts receivables. Cash used in investing activities was $250,977 for the fiscal year ended May 31, 2007 compared to cash used in investing activities of $170,481 for the fiscal year ended May 31, 2006. The use of funds in both periods relates primarily to the purchase of capital equipment related to the expansion of GETTIX ticketing operations and during the fiscal year ended May 31, 2006 the Company purchased a showroom vehicle for use in promoting and expanding the Cragar licensing business. Cash provided by financing activities was $8,749 for the fiscal year ended May 31, 2007 compared to cash provided by financing activities of $5,613,825 for the fiscal year ended May 31, 2006. This decrease is primarily attributable to the completion of a private placement of 1,079,000 shares of common stock with net proceeds of $5,395,075 in the prior year and a decrease of approximately $200,000 related to the exercise of stock options and warrants in the prior year.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48"), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is "more likely than not" to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined postretirement plan as an asset or liability on the Company's balance sheet, with changes in the funded status recognized through comprehensive income. SFAS No. 158 also requires entities to measure the funded status of plans as of the year-end balance sheet date. We do not expect SFAS No. 158 will have a material effect on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for the beginning of the fiscal year starting after November 15, 2007. We do not expect SFAS No. 159 will have a material effect on our consolidated financial statements.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO DETERMINE FUTURE RESULTS.

     Our limited operating history makes it difficult to assess our future results of operations and to determine if we will ultimately succeed or remain profitable. There are many events and factors that could materially and adversely affect us, over some of which we have limited or no control, including:

     * the inability to obtain capital at times and in amounts necessary to support our operations and intended growth;
     * the inability to develop and expand our design, management and construction business;
     * the inability to attract and retain franchisees for the minor professional hockey league we operate and manage;
     * the inability of minor professional hockey league franchisees to attract and retain the interest of the public in the markets served by the franchisees;
     *    competition from other hockey leagues;
     * competition from alternative forms of sports and entertainment outside the hockey industry; and
     * the inability to develop and grow a customer base for our ticketing and facility management services.

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

OUR BUSINESS DEPENDS ON THE SURVIVAL AND FINANCIAL SUCCESS OF THE CHL AND ITS FRANCHISEES.

     The minor league hockey industry in which we conduct business is unproven and subject to significant competition from other sports and entertainment alternatives as well as both the National Hockey League and its minor league hockey system, the American Hockey League, and other independent minor hockey leagues. Even teams of the National Hockey League, which is the largest professional hockey league with the greatest attendance, have struggled to remain financially viable. A significant portion of our revenues result from payments made by franchisees. If the CHL is unable to attract new franchisees, or if existing franchisees are not able to make the continuing payments required by their franchise agreements, we may not be able to survive. There can be no assurance that any payments will be made by new or current franchisees.

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

OUR JOINT OPERATIONS PARTNER, CHL, INC., MAY EXERCISE ITS OPTION TO PURCHASE OUR RIGHTS RELATED TO WPHL TEAMS AND MAY RESULT IN A LOSS OF REVENUE.

     Pursuant to the joint operating agreement between CHL, Inc. and WPHL, Inc., CHL, Inc. has the option to purchase, upon expiration of the joint operating agreement on May 30, 2011, all of WPHL, Inc.'s interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL, provided that the CHL, Inc. exercises this option within one hundred eighty (180) days prior to the expiration of this agreement and pays the purchase price by June 15, 2011. Although our strategy is to increase revenue from our arena development and marketing and licensing businesses, the exercise of this option by CHL, Inc. would eliminate a current primary source of revenue. Even though the sale of WPHL, Inc.'s interests in the league would provide a source of additional capital to us, there can be no assurance that we will be able to increase revenue from our other businesses to offset the loss of revenue associated with a sale pursuant to exercise of this option.

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

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Global Entertainment Corporation and Subsidiaries
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Global Entertainment Corporation and subsidiaries as of May 31, 2007, and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Corporation and subsidiaries at May 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Semple, Marchal & Cooper, LLP
-------------------------------------
Phoenix, Arizona
August 28, 2007

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    May 31,            May 31,
                                                     2007               2006
                                                  -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                       $ 4,251,542        $ 5,438,091
  Accounts Receivable - trade, net                  3,243,482          6,004,068
  Accounts receivable - miscellaneous                 102,254             64,460
  Prepaid expenses and other assets                   790,231            357,682
  Prepaid income tax                                   63,000             63,000
  Deferred income tax asset, net of
   valuation allowance                                 14,000             14,000
                                                  -----------        -----------

      TOTAL CURRENT ASSETS                          8,464,509         11,941,301

Accounts Receivable - trade - long term portion            --            300,000

Property and Equipment, net                           221,099            222,068

Intangible Assets, net                              2,743,341          3,572,515

Goodwill, net                                         518,750            518,750

Non-Marketable Securities                                  --             78,489

Miscellaneous Assets                                   79,967            127,477
                                                  -----------        -----------

      TOTAL ASSETS                                $12,027,666        $16,760,600
                                                  ===========        ===========


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         May 31,              May 31,
                                                                          2007                 2006
                                                                      ------------         ------------
CURRENT LIABILITIES:
  Accounts payable                                                       3,263,673            3,105,876
  Accrued liabilities                                                    1,431,620            1,281,636
  Deferred revenues                                                        311,994              900,386
                                                                      ------------         ------------

      TOTAL CURRENT LIABILITIES                                          5,007,287            5,287,898

Deferred revenues - long term portion                                           --              392,195
Deferred income tax liability                                               66,000               66,000
                                                                      ------------         ------------

      TOTAL LIABILITIES                                                  5,073,287            5,746,093
                                                                      ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                              --                   --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,508,173 and 6,487,492 shares issued and outstanding as of
   May 31, 2007 and 2006, respectively                                       6,508                6,488
  Paid-in capital                                                       10,731,010           10,665,781
  Retained earnings (deficit)                                           (3,783,139)             342,238
                                                                      ------------         ------------

      TOTAL STOCKHOLDERS' EQUITY                                         6,954,379           11,014,507
                                                                      ------------         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 12,027,666         $ 16,760,600
                                                                      ============         ============


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended May 31,
                                                  2007                 2006
                                              ------------         ------------
Revenues
  Project management fees                     $ 13,871,084         $  7,697,777
  Facility management fees                       4,452,006            1,766,697
  Ticket service fees                            4,106,032            1,879,159
  Licensing and advertising fees                 3,508,855            2,701,409
  Automotive part sales                            272,690                   --
  Franchise fees                                   115,000              150,000
  Project development fees                         100,000                   --
  Other revenue                                     23,969               70,516
                                              ------------         ------------
                                                26,449,636           14,265,558
                                              ------------         ------------
Operating Costs
  Cost of revenues                              20,175,157            8,285,425
  General and administrative costs               9,696,477            5,814,650
  Intangible asset impairment                      905,716                   --
                                              ------------         ------------
                                                30,777,350           14,100,075
                                              ------------         ------------

Income (Loss) from Operations                   (4,327,714)             165,483

Other Income (Expense)
  Interest income                                  294,475               39,987
  Interest expense                                 (13,649)             (11,415)
  Impairment of non-marketable securities          (78,489)                  --
                                              ------------         ------------
                                                   202,337               28,572
                                              ------------         ------------

Income (Loss) Before Income Taxes               (4,125,377)             194,055

Income Tax Benefit                                      --               51,000
                                              ------------         ------------

Net Income (Loss)                             $ (4,125,377)        $    245,055
                                              ============         ============

Net Income (Loss) Per Share - basic           $      (0.63)        $       0.04
                                              ============         ============
Weighted average shares outstanding
  - basic                                        6,502,736            5,519,895
                                              ============         ============

Net Income (Loss) Per Share - diluted         $      (0.63)        $       0.04
                                              ============         ============
Weighted average shares outstanding
  - diluted                                      6,502,736            5,805,338
                                              ============         ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              Common Stock
                                           ------------------        Paid-in         Retained
                                           Shares      Amount        Capital         Earnings          Total
                                           ------      ------        -------         --------          -----
Balance at May 31, 2005                  5,345,738     $ 5,346     $ 5,053,098     $    97,183      $ 5,155,627

Exercise of options and warrants            62,754          63         218,687              --          218,750

Issuance of common stock and warrants
 private placement, net of
 registration costs of $809,175          1,079,000       1,079       5,393,996              --        5,395,075
Net income for the year ended
 May 31, 2006                                   --          --              --         245,055          245,055
                                         ---------     -------     -----------     -----------      -----------

Balance at May 31, 2006                  6,487,492       6,488      10,665,781         342,238       11,014,507

Exercise of stock options                   10,681          10           8,739              --            8,749

Issuance of restricted stock
 for services                               10,000          10          56,490              --           56,500

Net loss for the year ended
 May 31, 2007                                   --          --              --      (4,125,377)      (4,125,377)
                                         ---------     -------     -----------     -----------      -----------

Balance at May 31, 2007                  6,508,173     $ 6,508     $10,731,010     $(3,783,139)     $ 6,954,379
                                         =========     =======     ===========     ===========      ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the years ended May 31,
                                                                         2007                2006
                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $(4,125,377)        $   245,055
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
     Depreciation and amortization                                        175,404             127,149
     Deferred income taxes                                                     --              (8,000)
     Issuance of restricted stock for services                             23,949                  --
     Allowance for doubtful accounts                                      521,864              14,053
     Impairment of non-marketable securities                               78,489                  --
     Impairment of intangible assets                                      905,716                  --
  Changes in Assets and Liabilities:
     Accounts receivable
       - trade                                                          2,538,722          (2,658,091)
       - miscellaneous                                                    (37,794)            (26,587)
     Prepaid expenses and other assets                                   (399,998)           (250,906)
     Miscellaneous assets                                                  47,510             (25,002)
     Prepaid income tax                                                        --             (63,000)
     Accounts payable
       - trade                                                            157,797           1,547,105
       - related party                                                         --             (13,252)
     Accrued liabilities                                                  149,984             154,236
     Deferred revenues                                                   (980,587)            201,828
                                                                      -----------         -----------
          NET CASH USED IN OPERATING ACTIVITIES:                         (944,321)           (755,412)
                                                                      -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                               (161,584)           (166,624)
  Proceeds from sale of fixed assets                                           --               1,940
  Purchase of intangibles                                                 (89,393)             (5,797)
                                                                      -----------         -----------
          NET CASH USED IN INVESTING ACTIVITES:                          (250,977)           (170,481)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                           --             500,000
  Repayment of debt                                                            --            (500,000)
  Proceeds from exercise of stock options                                   8,749             218,750
  Proceeds from private placement of common stock                              --           5,395,075
                                                                      -----------         -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES:                        8,749           5,613,825
                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                  (1,186,549)          4,687,932

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                         5,438,091             750,159
                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                             $ 4,251,542         $ 5,438,091
                                                                      ===========         ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                     For the years ended May 31,
                                                        2007              2006
                                                      --------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest              $ 13,649          $ 11,415
                                                      ========          ========

  Cash paid during the year for income taxes          $     --          $179,256
                                                      ========          ========

NON-CASH INVESTING AND FINANCE ACTIVITIES
  Issuance of restricted stock for services           $ 56,500          $     --
                                                      ========          ========

  Impairment of non-marketable securities             $ 78,489          $     --
                                                      ========          ========

  Impairment of intangible assets                     $905,716          $     --
                                                      ========          ========


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                Global Entertainment Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements


--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

DESCRIPTION OF THE COMPANY

Global Entertainment Corporation (referred to in this annual report as "we," "us," "Global", "Company" or "GEC") is an integrated event and entertainment company that is engaged, through its seven wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, venue ticketing and brand licensing. We are primarily focused on projects located in mid-size communities primarily in the United States.

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

The terms of the JOA define how the league will operate. The JOA provides for all operating functions to be performed by the WPHL staff. Under the terms of the JOA, the annual assessments have been set at $75,000 per team, plus an additional $15,000 per team for linesmen and officiating costs. In addition, the teams from the WPHL pay an extra $10,000 per annum to cover Global's costs prior to the start of the season. The profit or loss of the League operations at the end of each year is then split between the WPHL and the CHL based upon the number of teams sponsored by the respective entities.

The WPHL is a structured franchised sports league, which includes competing teams located in cities in Texas, Louisiana, New Mexico, Mississippi, Oklahoma, Kansas, Colorado, Ohio, and Arizona. There were 18 teams in the 2006-07 season, 14 teams from the WPHL and 4 teams from the CHL.

International Coliseums Company ("ICC") develops and manages the construction of multipurpose events centers in mid-market communities. ICC enables us to secure a professional minor league hockey team as a primary tenant in facilities that we develop or manage, which promotes the development of the CHL by assisting potential franchisees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between ICC and WPHL is a key factor in the viability of a managed multipurpose entertainment facility.

Global Entertainment Marketing Systems ("GEMS"), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all income sources such as facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts.

In March 2004, we completed a merger with Cragar Industries, Inc., a licensor of an automotive aftermarket wheel trademark and brand - CRAGAR(R). The licensing

                Global Entertainment Corporation and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)


and marketing opportunities for CRAGAR(R) branded products, particularly with respect to markets in which hockey franchises are located, blends with current licensing and marketing that is available through the operation and management of the CHL and related activities. We have entered into various licensing contracts since purchasing Cragar and have further expanded the Cragar brand to additional product lines including automotive exhaust and brake components.

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

During the year ended May 31, 2007 we began operations of a new entity, Global Properties I. This entity is working in targeted mid-sized communities across the United States promoting our services related to the development of multipurpose events centers and surrounding multi-use real estate development.

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

During the fiscal year ended May 31, 2004, the Company completed a merger with Cragar. On March 19, 2004, Cragar stockholders voted in favor of the proposed merger. Prior to 2000, Cragar designed and sold composite, aluminum, steel and wire custom wheels and wheel accessories. It marketed and sold to aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. In 1999, Cragar changed its primary business strategy from the manufacturing, marketing and distribution of CRAGAR products to the licensing of them. The acquisition has been accounted for under the purchase method of accounting. The base purchase price was $2,406,068 paid in common stock and options to shareholders of Cragar and $1,265,500 paid in common

                Global Entertainment Corporation and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)


stock to extinguish notes payable. The Cragar purchase price was allocated to trademark assets as the entire value of this purchase is attributable to the Cragar brand name, not to a specific manufacturing contract. Cragar licensees are interchangeable as there are multiple manufacturers capable of producing the existing line of Cragar branded products.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, Western Professional Hockey League, Inc., International Coliseum Company, Inc., Global Entertainment Marketing Systems, Cragar Industries, Inc., Global Entertainment Ticketing, Inc. Encore Facility Management, and Global Properties I. Intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain balances as of May 31, 2006 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE - TRADE, NET

Accounts receivable - trade, net primarily represent amounts due from various municipalities for services in relation to construction and project management as well as other amounts related to each of our subsidiary companies. The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of May 31, 2007 and 2006, the Company had determined a needed allowance for doubtful accounts on accounts receivable of $556,809 and $34,945, respectively. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected. Accounts receivable are generally unsecured. Included in accounts receivable as of May 31, 2007 and 2006 are $0 and $1,255,703, respectively, relating to retainage. Retainage amounts as of May 31, 2007 and 2006 are included in current assets and liabilities. In relation to the retainage receivable there was retainage payable at May 31, 2007 and 2006 of approximately $0 and $1,234,504, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation, and are depreciated over their useful lives of one to seven years.

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

                Global Entertainment Corporation and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)


The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

DEFERRED REVENUES

Deferred revenues represent various fees received by the Company for which substantially all of the services have not yet been performed. The revenues will be recognized when the obligations of the agreement are met, and the earnings cycle has been completed (see Revenue Recognition below).

NON-MARKETABLE SECURITIES

Non-marketable securities consist of the Company's investment in non-marketable preferred and common stock. This investment is stated at estimated net realizable value. During the fiscal year ended May 31, 2007 the Company recorded an impairment of $78,489, representing the full value of its investment in non-marketable preferred and common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts receivable, accounts and notes payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments are deemed to approximate fair values.

SHIPPING AND HANDLING COSTS

Shipping and handling costs associated with the shipment of Cragar automotive parts are included in cost of revenues.

PRODUCT RETURNS

Cragar does not accept returns of product sales. Defective products are returned by our customers directly to the original manufacturer of the product.

ADVERTISING EXPENSE

The Company charges advertising costs to operations when incurred. Advertising expense totaled $81,752 and $20,477 for the fiscal years ended May 31, 2007 and 2006, respectively.

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

                Global Entertainment Corporation and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)


basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of an allowance when realization of an asset is unsure.

INVENTORY

Inventory, which consists primarily of finished goods, is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical count. No allowance for slow moving or obsolete inventory has been established as of May 31, 2007 and 2006. At May 31, 2007 and 2006 $66,724 and $0, respectively, of inventory was included under the heading Prepaid Expenses and Other Assets on the consolidated balance sheet.

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

Assets not subject to amortization are tested for impairment at least annually. An independent business valuation was performed as of May 31, 2007 for the purpose of testing the carrying value of trademarks related to our investment in Cragar. During the fiscal year ended May 31, 2007 the Company determined that, based on estimated future cash flows, the carrying amount of Cragar Trademarks exceeded its fair value by $905,716; accordingly, an impairment loss of that amount was recognized and is included in Impairment of Intangible Assets on the statement of operations. As of May 31, 2007 and 2006, the Company determined that, based on estimated future cash flows, the fair value of goodwill relating to its investment in ICC exceeds its carrying value, and accordingly, no impairment has been recognized.

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

Material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, facility management performance guarantee liabilities, the carrying value of goodwill and intellectual property, the realization of the deferred income tax asset, percentage of completion estimates, if any, the fair value of liability related to the secondary guarantee related to a workers compensation program, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

                Global Entertainment Corporation and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)


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

LICENSING AND ADVERTISING FEES: Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 14 teams from the WPHL pay an extra $10,000 annually to cover Global's costs. The fees are recognized ratably over the year in relation to expenses incurred. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA based upon the number of teams sponsored by the respective entities. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell, market, and promote the CRAGAR(R) brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

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

PROJECT DEVELOPMENT FEES: Global Properties I is working in targeted mid-sized communities across the United States promoting our services related to the development of multipurpose events centers and surrounding multi-use real estate development. Project development fees are recognized according to specific contract terms; typically 50% upon signing of a development contract and 50% upon construction groundbreaking.

FACILITY MANAGEMENT FEES: Encore receives a fee for managing the operations of various municipal venues. These activities include developing operating procedures and manuals, hiring all staff, supporting sales and marketing,

                Global Entertainment Corporation and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)


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

CRAGAR PRODUCT REVENUE: Cragar product sales include Cragar Edition Vehicle Kits, brakes, exhaust, and other aftermarket automotive products. Revenues are generated from the sale of these branded products to automotive retailers and distributors. These revenues are recognized at the time of shipment to our customers.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. As of May 31, 2007 and 2006 there were 449,277 and 80,977 potentially dilutive securities outstanding, respectively. As of May 31, 2007, the 449,277 of potentially dilutive securities were not included in the determination of diluted loss per share as their effect was anti-dilutive.

The following schedule is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                Global Entertainment Corporation and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)


                                          For the Year Ended May 31, 2006
                                      Income          Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                   -----------     -------------      ------
BASIC EPS
  Net Income available to common
   stockholders                     $ 245,055        5,519,895      $   0.04
                                                                    ========
EFFECT OF DILUTIVE SECURITIES
  Options                                              254,408
  Warrants                                              31,035
                                                     ---------
DILUTED EPS
  Net Income                        $ 245,055        5,805,338      $   0.04
                                    =========        =========      ========

STOCK-BASED COMPENSATION

On March 1, 2006 the Company has adopted the fair value recognition provisions of SFAS 123(R). Prior to March 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted subsequent to March 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The results for the prior periods have not been restated. All of the Company's outstanding stock based compensation was fully vested at March 1, 2006. As such, there was no effect on basic and diluted earnings per share from the change of applying the original provisions of SFAS 123. No share based payments have been granted since March 1, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                Global Entertainment Corporation and Subsidiaries
           Notes to the Consolidated Financial Statements (Continued)


                                                            For the year ended
                                                               May 31, 2006
                                                               ------------
Net income, as reported                                         $   245,055
Deduct: Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax  effects                (366,926)
                                                                -----------

Pro forma net loss                                              $  (121,871)
                                                                ===========
Net income (loss) per share:
   Basic, as reported                                           $      0.04
                                                                ===========

   Basic, pro forma                                             $     (0.02)
                                                                ===========
Net income (loss) per share:
   Diluted, as reported                                         $      0.04
                                                                ===========

   Diluted, pro forma                                           $     (0.02)
                                                                ===========

The fair value of option grants is based on the Black Scholes option-pricing model with the following assumptions:

Option issue dates            6/1/2005        9/8/2005       11/18/2005
------------------            --------        --------       ----------
Expected volatility             40.83%          35.86%           35.91%
Risk-free interest rate          3.91%           4.15%            4.50%
Expected dividends                 --              --               --
Expected life                10 Years        10 Years         10 Years
Option Value                    $3.13           $3.55            $4.72

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48"), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is "more likely than not" to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined postretirement plan as an asset or liability on the Company's balance sheet, with changes in the funded status recognized through comprehensive income. SFAS No. 158 also requires entities to measure the funded status of plans as of the year-end balance sheet date. We do not expect SFAS No. 158 will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for the beginning of the fiscal year starting after November 15, 2007. We do not expect SFAS No. 159 will have a material effect on our consolidated financial statements.

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

As of May 31, 2007 and 2006, property and equipment was comprised of the following:

                                              For the years ended May 31,
                                               2007                2006
                                             ---------           ---------

Office furniture and equipment               $ 317,118           $ 239,793
Computer equipment                             369,219             284,960
                                             ---------           ---------
                                               686,337             524,753
Less: accumulated depreciation                (465,238)           (302,685)
                                             ---------           ---------

                                             $ 221,099           $ 222,068
                                             =========           =========

Total depreciation expense equaled $162,553 and $109,944 for the years ended May 31, 2007 and 2006, respectively.

--------------------------------------------------------------------------------
                                     NOTE 3
                                INTANGIBLE ASSETS
--------------------------------------------------------------------------------

As of May 31, 2007 and 2006, intangible assets were comprised of the following:

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


                                               May 31,             May 31,
                                                2007                2006
                                             -----------         -----------

Trademarks                                   $   107,863         $    18,470
Covenant not to compete                           50,000              50,000
Franchising rights                                    --              75,000
                                             -----------         -----------
                                                 157,863             143,470
Less:  accumulated amortization                  (51,522)           (113,671)
                                             -----------         -----------
Finite life intangibles, net                     106,341              29,799
Trademarks not subject to amortization         2,637,000           3,542,716
                                             -----------         -----------

                                             $ 2,743,341         $ 3,572,515
                                             ===========         ===========

During the fiscal year ended May 31, 2007 the Company determined that, based on estimated future cash flows, the carrying amount of Cragar Trademarks exceeded its fair value by $905,716; accordingly, an impairment loss of that amount was recognized and is included in under intangible asset impairment on the consolidated statement of operations.

Franchising rights decreased from $75,000 as of May 31, 2006 to $0 as of May 31, 2007 as the related contract costs were fully amortized and the contract terms had expired.

Total amortization expense equaled $12,851 and $17,205 for the years ended May 31, 2007 and 2006, respectively. The aggregated amortization expense for the next five years relating to current year additions to intangible assets is estimated to be $29,798 and the weighted average remaining lives of current year additions to intangible assets is 14 years. As of May, 31, 2007 the aggregated amortization expense for the next five years for all intangible assets subject to amortization is estimated to be $44,705. As of May 31, 2007 the weighted average remaining lives of our intangible assets, subject to amortization, are approximately 9.77 years.

As of May 31, 2007 and 2006, goodwill was comprised of the following:

                                              May 31,             May 31,
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
                                             =========           =========

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


--------------------------------------------------------------------------------
                                     NOTE 5
                           PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------

The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. Federal corporate statutory income tax rate to the income before income taxes as follows:

                                                   For the years ended May 31,
                                                    2007                2006
                                                -----------         -----------

Computed "expected" tax  expense (benefit)      $(1,402,000)        $    66,000
Impairment of intangible assets                     371,000
Meals and entertainment and
 miscellaneous expenses                               6,000              13,000
Valuation allowance - benefit of net
 operating loss carryforward                      1,286,000            (130,000)
Exercise and sale of qualified options                   --             (14,000)
State income taxes                                 (261,000)             14,000
                                                -----------         -----------

                                                $        --         $   (51,000)
                                                ===========         ===========

The $51,000 income tax benefit for the fiscal year ended May 31, 2006 includes $20,000 of current tax expense and $71,000 relating to a deferred tax benefit. The Company's estimated blended tax rate is 41%.

At May 31, 2007 and 2006, the deferred tax assets consist of the following:

                                                  For the years ended May 31,
                                                   2007                2006
                                                -----------         -----------
Deferred Tax Asset:
  Allowance for doubtful accounts               $   223,000         $    14,000
  Loss carryforwards acquired in merger             666,000             666,000
  Net operating loss carryforwards                1,077,000                  --
                                                -----------         -----------
                                                  1,966,000             680,000
Less:  valuation allowance                       (1,952,000)           (666,000)
                                                -----------         -----------
Total deferred tax asset                             14,000              14,000
                                                ===========         ===========

Deferred Tax Liabilites - Long Term
   Depreciation and amortization                $    66,000         $    66,000
                                                -----------         -----------

Deferred Tax Liability - Long Term              $    66,000         $    66,000
                                                ===========         ===========

The Company has established a valuation allowance equal to the net deferred tax asset primarily due to the uncertainty in the utilization of net operating loss carryforwards. For the year ended May 31, 2007 the valuation allowance was

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


increased by approximately $1,286,000 to reflect the status of net operating loss carryforwards in the respective periods.

The Company's approximate federal and state net operating loss carryforwards as of May 31, 2007 are approximately $4,300,000. Pursuant to IRC Section 182, in relation to the loss carryforwards acquired in the merger with Cragar, the Company will have available approximately $160,000 of net operating loss per year for the next 11 years. Net operating loss carryforwards will expire in 2027 and 2012 for Federal and State tax purposes, respectively.

--------------------------------------------------------------------------------
                                     NOTE 6
                                 LINE OF CREDIT
--------------------------------------------------------------------------------

In August 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. On November 19, 2006 this line of credit was renewed and will mature on November 19, 2007. As of May 31, 2007, we have no outstanding balance on this credit facility. At May 31, 2007 we had a maximum borrowing capacity of $2,400,000 as a result of a $600,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of May 31, 2007, the applicable interest rate was 9.25%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of May 31, 2007, the Company was not in compliance with the minimum consolidated tangible net worth covenant, however, effective May 31, 2007 the bank has agreed to wave this covenant violation. Effective August 2, 2007 the Company entered a loan agreement with Marshall Financial Group related to the construction of the Greater Wenatchee Regional Events Center. As part of this agreement, we have provided a letter of credit in favor of Marshall Financial Group for $1,250,000. This letter of credit reduces our maximum borrowing capacity under our operating line of credit to $1,150,000.

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

WARRANTS

As of May 31, 2007 and 2006, the Company had 275,760 warrants outstanding to purchase common stock. All of the warrants are convertible into one share of common stock. Twenty thousand warrants are exercisable at $3.50 per share,

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


39,960 warrants are exercisable at $3.55 per share and the remaining 215,800 warrants are exercisable at $7.10 per share. They all carry exercise terms of five (5) years. All of the warrants are vested and exercisable as of May 31, 2007.

During the fiscal year ended May 31, 2006 the Company issued warrants to acquire an aggregate 215,800 shares of its common stock to select qualified institutional and other investors and placement agents related to a private placement of 1,079,000 shares of its common stock.

The following table summarizes warrant activity:

                                                                                  Weighted
                                                                 Weighted          Average
                                                                  Average         Remaining
                                                    Number       Exercise        Contractual
                                                 of Warrants       Price        Term (in years)
                                                 -----------       -----        ---------------
Outstanding and exercisable at May 31, 2005          60,460        $3.53
  Granted                                           215,800         7.10
  Exercised                                            (500)        3.50
  Forfeited                                              --           --
                                                   --------        -----
Outstanding and exercisable at May 31, 2006         275,760        $6.32            4.3
                                                   ========        =====           ====
  Granted                                                --           --
  Exercised                                              --           --
  Forfeited                                              --           --
                                                   --------        -----
Outstanding and exercisable at May 31, 2007         275,760        $6.32            3.3
                                                   ========        =====           ====

Information with respect to warrants outstanding and exercisable at May 31, 2007 is as follows:

                         Warrants Outstanding             Warrants Exercisable
             -----------------------------------------   ----------------------
                               Weighted
                               Average        Weighted                 Weighted
                              Remaining        Average                  Average
Exercise     Number of       Contractual      Exercise      Number     Exercise
 Price       Warrants       Life (in years)    Price     of Warrants    Price
 -----       --------       ---------------    -----     -----------    -----
 $ 3.50       20,000             1.80          $3.50        20,000      $ 3.50
 $ 3.55       39,960             1.33          $3.55        39,960      $ 3.55
 $ 7.10      215,800             3.85          $7.10       215,800      $ 7.10

OPTIONS

On March 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R. Prior to March 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


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

During 2000, the Company adopted the 2000 Long-Term Incentive Plan. The Plan authorizes the Company's Board of Directors to grant both qualified incentive and non-qualified stock options and restricted stock awards to selected officers, key employees, outside consultants and directors of the Company or its wholly owned subsidiaries for up to an aggregate of 750,000 shares of the Company's common stock, as amended during the fiscal year ended May 31, 2004. As of May 31, 2007, a total of 639,899 options were issued and outstanding under the Plan. These options were issued to various directors, employees and consultants. Vesting of options is at the discretion of the Company's Board of Directors and all outstanding options are fully vested as of May 31, 2007. Options issued under the plan have a maximum term of 10 years. The exercise price of each option is equal to the market price of the Company's common stock on the date of grant.

The following is a table of activity for all options:

                                                                                  Weighted
                                                                                   Average
                                                                  Weighted       Remaining     Aggregate
                                                   Number of       Average       Contractual   Intrinsic
                                                    Options     Exercise Price      Term         Value
                                                    -------     --------------      ----         -----
Outstanding and exercisable at May 31, 2005         589,523         $3.93
  Granted                                           156,477          7.05
  Exercised                                         (62,500)         3.50
  Forfeited                                          (4,500)         6.06
                                                   --------         -----
Outstanding and exercisable at May 31, 2006         679,000         $4.66            6.8        $536,410
                                                   ========         =====           ====        ========
  Granted                                                --
  Exercised                                         (19,351)         3.54
  Forfeited                                         (19,750)         5.97
                                                   --------         -----
Outstanding and exercisable at May 31, 2007         639,899         $4.65            5.8        $159,975
                                                   ========         =====           ====        ========

During the fiscal year ended May 31, 2007, 19,351 options were exercised. A portion of these options were exercised on a cashless basis resulting in a lower number of shares issued. The Company issued 10,681 shares related to the exercise of options during the fiscal year ended May 31, 2007.

During the fiscal years ended May 31, 2007, the Company received cash of $8,749 related to the excecise of options. The intrinsic value of options exercised during the fiscal year ended May 31, 2007 was $61,926.

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

Additional information about outstanding options to purchase the Company's common stock as of May 31, 2007 is as follows:

                         Options Outstanding                Options Exercisable
              ---------------------------------------      ---------------------
                              Weighted
                              Average        Weighted                   Weighted
                             Remaining       Average                     Average
Exercise      Number of     Contractual      Exercise        Number     Exercise
 Price         Options     Life (in years)    Price        of Options    Price
 -----         -------     ---------------    -----        ----------    -----

 $ 3.50        287,358           5.56        $ 3.50           287,358    $ 3.50
 $ 3.55        103,564           1.33        $ 3.55           103,564    $ 3.55
 $ 4.50         15,500           7.14        $ 4.50            15,500    $ 4.50
 $ 5.40         70,000           8.01        $ 5.40            70,000    $ 5.40
 $ 5.75         79,500           7.74        $ 5.75            79,500    $ 5.75
 $ 6.00          2,000           7.93        $ 6.00             2,000    $ 6.00
 $ 6.50          5,000           8.28        $ 6.50             5,000    $ 6.50
 $ 8.50         76,977           8.47        $ 8.50            76,977    $ 8.50

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions:

Option issue dates               11/18/2005        9/8/2005        6/1/2005
------------------               ----------        --------        --------
Expected volatility                  35.91%          35.86%          40.83%
Risk-free interest rate               4.50%           4.15%           3.91%
Expected dividends                      --              --              --
Expected life                     10 Years        10 Years        10 Years
Value of individual options          $4.72           $3.55           $3.13

As all options vested prior to adoption of SFAS 123(R) no compensation cost was recognized related to stock options during the years ended May 31, 2007 and 2006.

RESTRICTED STOCK

During 2007, the Company adopted the 2007 Long-Term Incentive Plan. The Plan authorizes the Company's Board of Directors to grant restricted stock awards to selected officers, employees, outside consultants and directors of the Company or its wholly owned subsidiaries for up to an aggregate of 320,000 shares of the

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


Company's common stock. Awards to non-employee directors shall vest over two years, awards to officers and employees shall vest over four years, and awards made to consultants or advisors shall be determined by the Compensation Committee of the Board of Directors.

Effective October 20, 2006, we issued 4,000 shares of restricted stock with two year vesting terms to various directors as compensation for service on the Board, and 6,000 shares of restricted stock with one year vesting terms as part of our financial consulting agreement with Miller Capital Corporation (see Note 9, Related Party Transactions). An expense for these shares was recorded in the current period, prorated over the vesting period and based on the market price of $4.90 per share as of May 31, 2007.

--------------------------------------------------------------------------------
                                     NOTE 8
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASES

In July 2003, the Company entered into a four-year lease agreement for office space in Phoenix, Arizona. Under the terms of the agreement monthly lease payments were $11,975. Following the expiration of this lease in June 2007, the lease has carried over on a month-to-month basis with monthly lease payments of $17,963.

During the fiscal year ended May 31, 2006 the Company entered into a one-year lease agreement for office space in Austin, Texas. Lease payments are currently $475 on a month-to-month basis.

During the fiscal  year  ended May 31,  2004,  the  Company  entered  into a (5)
five-year  agreement,   effective  July  2004,  to  lease  phone  equipment,   a
maintenance contract, and telephone service for approximately $6,800 per month.

During the fiscal year ended May 31, 2007 the Company entered into a month-to-month operating lease for office equipment at a rate of $840 per month.

Total rent expense on the above operating leases was approximately $149,000 and $147,000 for the fiscal years ended May 31, 2007 and 2006, respectively. Future minimum lease payments are as follows:

              Year ending
                May 31,           Amount
                -------           ------
                 2008              93,575
                 2009              81,600
                 2010               6,800
                                ---------
                                $ 181,975
                                =========

Pursuant to an agreement dated April 21, 2005 between GETTIX and Paciolan, Inc, Paciolan will provide GETTIX a ticketing software system and related training and support through December 31, 2010. Minimum annual fees under this contract are based on a calendar year as follows:

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


              Year ending
                May 31,           Amount
                -------           ------
                 2008              485,000
                 2009              550,000
                 2010              640,000
                                ----------
                                $1,675,000
                                ==========

LITIGATION

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of May 31, 2007 there were various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. Although the outcome of this matter cannot be predicted with certainty, we believe that we have valid defenses to the alleged claims and intend to vigorously defend this action. As such no liability has been recorded at May 31, 2007 related to this matter.

Global is a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC ("Blue Line"), which operates the Youngstown Steelhounds. Global's claim is for approximately $115,000 in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been recorded at May 31, 2007 related to this matter.

Global is the claimant and counter-respondent in an arbitration against Global Spectrum, L.P. ("Spectrum"). This arbitration is being conducted by the American Arbitration Association in Phoenix, Arizona, and stems from a settlement agreement entered into between Global and Spectrum (the "Settlement Agreement"). Global seeks the arbitrators' declaration that Global is not obligated to make any more payments to Spectrum under the Settlement Agreement alleging that Spectrum misrepresented material facts to induce Global to execute the

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


Settlement Agreement. Spectrum denies Global's claims, asserts a claim of breach of the Settlement Agreement, and seeks declaratory relief. Both parties' seek an award of attorneys' fees and costs. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both a valid claim and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claim and defend the counterclaims. No liability has been recorded at May 31, 2007 related to this matter.

CONTINGENCIES

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

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2007.

As of May 31, 2007 we have entered into various employment contracts with key employees. Under certain circumstances the Company may be liable to pay amounts based on the related contract terms.

GUARANTEES

The Company has entered into a contract with the entertainment facility in Rio Rancho, New Mexico which guarantees certain economic performance standards. The term of this contract is for a period of 10 years and expires in December 2014. In the event these economic performance standards are not reached, the Company is liable for the difference between the actual performance and the guaranteed performance. There are no recourse provisions under this agreement. It is not possible to estimate a potential liability under this guarantee because of the conditional nature of our obligations and the unique facts and circumstances involved in the agreement. The maximum amount of future payments the Company could be required to make under the performance guarantee is theoretical due to various unknown factors. However, the loss would be limited to the operating loss of the facility, including debt service, for each year of the guarantee. We have never experienced a material loss from this guarantee and do not believe that any potential loss would be material.

The Company has entered into a contract with the entertainment facility in Youngstown, Ohio which guarantees certain economic performance standards. The term of this contract is for a period of 20 years and expires in September 2025. In the event these economic performance standards are not reached, the Company is liable for the difference between the actual performance and the guaranteed performance. There are no recourse provisions under this agreement. It is not possible to estimate a potential liability under this guarantee because of the conditional nature of our obligations and the unique facts and circumstances involved in the agreement. The maximum amount of future payments the Company could be required to make under the performance guarantee is theoretical due to various unknown factors. However, the loss would be limited to the operating loss of the facility, including debt service, for each year of the guarantee. As

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


of May 31, 2007, the Company has accrued a liability of $600,000 related to currently incurred performance obligations of the Youngstown facility operating budgets.

The Company has entered into a contract with the entertainment facility in Prescott Valley, Arizona which provides a limited guarantee of the debt service payments of the facility. The term of this contract is for a period of 25 years. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by the Prescott Valley Events Center, LLC (see Note 14, Joint Venture) of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to the Company's annual management fee. There are no recourse provisions under this agreement. The Company has never experienced a material loss under this contract and does not believe that any potential loss would be material. As such, no value has been assigned to the guarantee as of May 31, 2007.

As of May 31, 2007 we have provided a secondary guarantee on a letter of credit in favor of Ace Insurance Company for $860,000 related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of May 31, 2007. We believe the amount of payments under this guarantee is negligible, and as such, have recorded no value to this guarantee at May 31, 2007.

--------------------------------------------------------------------------------
                                     NOTE 9
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

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

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


appropriate and customary for services and compensation that is competitive to market conditions at the time the right is exercised.

Effective July 18, 2001, the Company renewed its Advisory Service Agreement for an additional two years at a rate of $7,500 per month. The Advisory Service Agreement was renewed subsequent to the merger with Cragar effective March 19, 2004 for an additional two (2) years, at a rate of $12,500 per month. Effective February 14, 2006 the above agreement was replaced by a two year consulting agreement with Miller Capital Corporation and a two year agreement for investment banking services with Miller Capital Markets, LLC incorporating similar terms as described above. The consulting agreement provides for an increase in the monthly service fee to $15,000 effective June 1, 2006 and for the related party to receive a restricted stock grant consisting of 6,000 shares of the Company's common stock. The Company also paid $25,000 under this agreement for a due diligence report prepared for the Company.

During the fiscal years ended May 31, 2007 and 2006 management fees and expenses of approximately $221,000 and $178,000, respectively, were incurred under these agreements. In addition, we paid $25,000 for a due diligence report prepared for the Company and approximately $620,000 in fees to Miller Capital Markets, LLC related to a private placement of common stock during the fiscal year ended May 31, 2006. At May 31, 2007 and 2006, $16,661 and $0 was payable to Miller Capital Corporation.

--------------------------------------------------------------------------------
                                     NOTE 10
                          CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------

The Company maintains cash at various financial institutions. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At May 31, 2007 and 2006, the Company had uninsured cash and cash equivalents in the amounts of approximately $3,851,000 and $7,493,300, respectively. To mitigate this risk, the Company selects financial institutions based on their credit ratings and financial strength.

The Company's business activities and accounts receivable are with customers in various industries located throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit lossess.

--------------------------------------------------------------------------------
                                     NOTE 11
                              SIGNIFICANT CUSTOMERS
--------------------------------------------------------------------------------

For the years ended May 31, 2007 and 2006 the Company recognized a significant portion of its revenue from the following customers:

            For the Years Ended May 31,
                2007          2006
                ----          ----
     A           8%            31%
     B           24%           19%

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


Accounts receivable from the aforementioned customers at May 31, 2007 and 2006 are as follows:

                       As of May 31,
                  2007             2006
                  ----             ----
     A           86,541           424,567
     B           83,638         3,203,603

--------------------------------------------------------------------------------
                                     NOTE 12
                              EMPLOYEE BENEFIT PLAN
--------------------------------------------------------------------------------

The Company maintains a 401(k) profit sharing plan allowing substantially all full-time employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors. For the years ended May 31, 2007 and 2006 the Company did not make contributions to the Plan.

--------------------------------------------------------------------------------
                                     NOTE 13
                        ACCOUNTS RECEIVABLE MISCELLANEOUS
--------------------------------------------------------------------------------

The principal receivable as of May 31, 2007 is for approximately $66,000, advanced, by the Company to the former El Paso Franchise. The terms of this receivable include monthly installments of $3,000 with a balloon payment in the amount of the total outstanding balance due and payable on May 15, 2008. The remaining portion of this balance relates primarily to licensing fees due from a hockey equipment supplier.

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

Each member paid $1,000 for a 50% interest in the joint venture. We will also contribute $250,000 as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1,500,000 as preferred capital. Each member will receive a 5% return on preferred capital

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations or construction, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. Upon completion of the Prescott Valley Events Center the Company has a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by PVEC of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee of approximately $250,000. As of May 31, 2007 we believe the probability and amount of payments under this guarantee is negligible and, as such, have recorded no value to the guarantee.

We did not earn income from PVEC for the fiscal years ended May 31, 2007 or 2006.

During the fiscal year ended May 31, 2006 we purchased a liquor license to be used in the operations of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under "Miscellaneous Assets" as of May 31, 2007.

--------------------------------------------------------------------------------
                                     NOTE 15
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Effective August 2, 2007, the Company entered into a loan agreement with Marshall Financial Group related to the construction of the Greater Wenatchee Regional Events Center. The loan amount is $52,000,000 with an interest rate of Prime plus .25% for a term of 24 months. During the term of the loan, required monthly interest payments will be made from the loan proceeds. Upon completion of the Greater Wenatchee Regional Events Center, ownership of the facility will transfer via an existing Lease and Purchase Option Agreement to the Greater Wenatchee Regional Events Center Public Facilities District for a purchase price of approximately $52,810,000. As part of this loan agreement the Company is required to maintain a minimum cash balance of $3,500,000 and maintain minimum stockholders' equity of $8,000,000. Additionally, we have provided a letter of credit in favor of Marshall Financial Group for $1,250,000. This letter of credit reduces our borrowing capacity under our operating line of credit.

As of May 31, 2007 we have provided a secondary guarantee on a letter of credit in favor of Ace Insurance Company for $860,000 related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. Effective August 9, 2007 this letter of credit was increased to $1,291,000.

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


--------------------------------------------------------------------------------
                                     NOTE 16
                               SEGMENT INFORMATION
--------------------------------------------------------------------------------

Each of Global Entertainment's seven subsidiaries is a separate legal entity with a separate management structure. Global Entertainment's corporate operations exist solely to support its subsidiary segments. As such, all corporate overhead costs were allocated to the operating segments in fiscal years 2007 and 2006. There are no differences in accounting principles between the operations. The following is a summary of certain financial information of the Company and its seven areas of operation:

Year ending May 31, 2007
                                       Global
                                    Entertainment
                                      Corporate      Central Hockey        Global        International
                                      Operations         League         Properties, I      Coliseums
                                      ----------         ------         -------------      ---------
Revenues                                     --         2,364,469          100,000         13,871,192
Cost of revenues                             --           493,700            5,625         12,567,806
General and administrative costs             --         3,394,047          876,879          1,406,960
Impairment of intangible assets (4)     905,716                --               --                 --
                                     ----------        ----------         --------        -----------

Income/Loss from Operations            (905,716)       (1,523,278)        (782,504)          (103,574)

Other Income (Expense)
Interest income                              --            67,690           16,060             53,022
Interest expense                             --            (2,910)            (674)            (4,592)
Impairment of non-marketable
 securities (1)                         (78,489)               --               --                 --
                                     ----------        ----------         --------        -----------

Net Income (Loss)                      (984,205)       (1,458,498)        (767,118)           (55,144)
                                     ==========        ==========         ========        ===========

Total Assets (3)                      7,246,960           703,570          343,295          2,026,658
Depreciation and Amortization            25,090            13,126              599              6,664
Capital Expenditures                     43,784             1,232            2,397                 --

                                                          Global
                                                       Entertainment        Global
                                    Encore Facility       Marketing     Entertainment        Cragar
                                       Management         Systems          Ticketing       Industries
                                       ----------         -------          ---------       ----------
Revenues                                4,452,006         917,963          4,106,032          637,974
Cost of revenues                        4,893,266              --          1,980,633          234,127
General and administrative costs          743,162         782,528          1,423,005        1,069,896
Impairment of intangible assets (4)            --              --                 --               --
                                       ----------        --------         ----------       ----------

Income/Loss from Operations            (1,184,422)        135,435            702,394         (666,049)

Other Income (Expense)
Interest income                             3,340          34,080             72,766           47,517
Interest expense                             (146)         (1,461)            (1,822)          (2,044)
Impairment of non-marketable
 securities (1)                                --              --                 --               --
                                       ----------        --------         ----------       ----------

Net Income (Loss)                      (1,181,228)        168,054            773,338         (620,576)
                                       ==========        ========         ==========       ==========

Total Assets (3)                          299,453         259,890            538,410          609,430
Depreciation and Amortization               1,110           5,285             77,962           45,568
Capital Expenditures                           --              --             38,749          164,815


Year ending May 31, 2006
                                       Global
                                    Entertainment
                                      Corporate      Central Hockey        Global        International
                                      Operations         League         Properties, I      Coliseums
                                      ----------         ------         -------------      ---------
Revenues                                 42,500 (2)     1,860,855               --          8,270,256
Cost of revenues                             --           181,900               --          6,084,063
General and administrative costs             --         2,085,856               --          1,183,826
                                     ----------        ----------         --------        -----------

Income / Loss from Operations            42,500          (406,901)              --          1,002,367

Other Income (Expense)
  Interest income                            --            11,196               --             12,396
  Interest expense                           --            (2,588)              --             (5,037)

Income Tax Benefit/(Expense)                 --            34,907               --            (23,557)
                                     ----------        ----------         --------        -----------
Net Income (Loss)                       102,700          (376,226)              --            953,393
                                     ==========        ==========         ========        ===========

Total Assets (3)                      9,321,927         2,145,004               --          4,112,512
Depreciation and Amortization             8,618            23,585               --              7,780
Capital Expenditures                     46,152               711            5,537                 --

                                                           Global
                                                        Entertainment       Global
                                    Encore Facility       Marketing      Entertainment       Cragar
                                       Management         Systems          Ticketing       Industries
                                       ----------         -------          ---------       ----------
Revenues(2)                             1,194,218         551,296          1,879,159          467,274
Cost of revenues                        1,071,395           8,012            940,055               --
General and administrative costs          223,219         689,440          1,094,904          537,405
                                       ----------        --------         ----------       ----------

Income / Loss from Operations            (100,396)       (146,156)          (155,800)         (70,131)

Other Income (Expense)
  Interest income                             708           5,198              6,843            3,646
  Interest expense                            (67)         (1,202)            (1,689)            (832)

Income Tax Benefit/(Expense)               10,334          13,498             13,287            2,531
                                     ----------        ----------         --------        -----------
Net Income (Loss)                         (93,222)       (133,627)          (142,246)         (65,717)
                                       ==========        ========         ==========       ==========

Total Assets (3)                          157,807         245,025            409,733          368,592
Depreciation and Amortization                 336           7,535             72,853            6,442
Capital Expenditures                        3,643           3,844             73,523           39,011

            Global Entertainment Corporation and Subsidiaries
       Notes to the Consolidated Financial Statements (Continued)


----------
(1) During the fiscal year ended May 31, 2007 the Company recorded an impairment for the full value of its investment in non-marketable preferred and common stock.

(2) Revenues of Global Entertainment Corporate Operations represent annual fees earned for assisting in the establishment and operation of a workers compensation program for minor league baseball teams.

(3) Total asset balances are net of any inter-company receivable and payable balances.

(4) During fiscal year ended May 31, 2007, the Company recorded an impairment to the carrying value of Cragar trademarks.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINIANCIAL DISCLOSURE

The Company, in conjunction with the audits of the two fiscal years ended May 31, 2007 and 2006, experienced no disagreements with Semple, Marchal & Cooper, LLP ("Semple") on any matter of accounting principles or practices, financial statement disclosure or on auditing scope or procedure, which disagreement, if not resolved to Semple's satisfaction, would have caused Semple to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company's management, including its principal executive officer and the principal financial officer, does not expect that the Company's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on our directors and officers will be included under the caption "Directors and Executive Officers" of the Company's Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2007, which is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information on directors and officers of the Company will be included under the caption "Executive Compensation" of the Company's Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2007, which is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on equity compensation plans and beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's Information Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2007, which is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions will be included under the caption "Certain Relationships and Related Parties" of the Company's Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2007, which is hereby incorporated by reference.

ITEM 13. EXHIBITS

See Exhibit Index attached hereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services will be included under the caption "Principal Accountant Fees and Services" of the Company's Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2007, which is hereby incorporated by reference.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 29, 2007.

                                Global Entertainment Corporation
                                          (Registrant)

                                By /s/ W. James Treliving
                                  ----------------------------------------------
                                  W. James Treliving
                                  Chairman of the Board

                                By /s/ Richard Kozuback
                                  ----------------------------------------------
                                  Richard Kozuback
                                  Director / President & Chief Executive Officer

                                By /s/ J. Craig Johnson
                                  ----------------------------------------------
                                  J. Craig Johnson
                                  Chief Financial Officer / Treasurer

                                By /s/ Michael L. Bowlin
                                  ----------------------------------------------
                                  Michael L. Bowlin
                                  Director

                                By /s/ Michael L. Hartzmark
                                  ----------------------------------------------
                                  Michael L. Hartzmark
                                  Director

                                By /s/ Donald Head
                                  ----------------------------------------------
                                  Donald Head
                                  Director

                                By /s/ Terry S. Jacobs
                                  ----------------------------------------------
                                  Terry S. Jacobs
                                  Director

                                By /s/ Stephen A McConnell
                                  ----------------------------------------------
                                  Stephen A McConnell
                                  Director

                                By /s/ George Melville
                                  ----------------------------------------------
                                  George Melville
                                  Director

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

     10.1 License Agreement between Cragar Industries, Inc. and Accubuilt, Inc. (3)

     31.1 Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.*

     31.2 Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by J. Craig Johnson, Chief Financial Officer.*

     32 Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and J. Craig Johnson, Chief Financial Officer.*

----------
*    Filed herewith.
(1) Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(2) Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(3) Incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K , as filed with the Commission on May 3, 2007.