Form 10QSB
period 2007-08-31
GLOBAL ENTERTAINMENT CORP
filed 2007-10-15
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: August 31, 2007

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

Number of shares outstanding of each of the registrant's classes of common stock as of August 31, 2007:

                          Common Stock, $.001 par value
                                6,513,075 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - As of August 31, 2007
     (Unaudited) and May 31, 2007                                            3

     Condensed Consolidated Statements of Operations (Unaudited) -
     Three Months Ended August 31, 2007 and 2006                             5

     Condensed Consolidated Statements of Changes in Stockholders'
     Equity - Fiscal Year ended May 31, 2007 and Three Months Ended
     August 31, 2007 (Unaudited)                                             6

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Three Months Ended August 31, 2007 and 2006                             7

     Notes to Condensed Consolidated Financial Statements                    8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           18

Item 3. Controls and Procedures                                             23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   24

Item 6. Exhibits                                                            24
     Exhibit 31.1
     Exhibit 31.2
     Exhibit 32

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF AUGUST 31, 2007 AND MAY 31, 2007

                                     ASSETS

                                                                  August 31,            May 31,
                                                                    2007                 2007
                                                                 -----------          -----------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 2,766,047          $ 4,251,542
  Accounts receivable - trade, net
   of $556,809 at August 31, 2007 and May 31, 2007                 1,842,120            3,243,482
  Accounts receivable - other                                             --              102,254
  Prepaid expenses and other assets                                  959,591              790,231
  Prepaid income tax                                                  63,000               63,000
  Deferred income tax asset, net of valuation allowance               14,000               14,000
                                                                 -----------          -----------

      TOTAL CURRENT ASSETS                                         5,644,758            8,464,509

Property and equipment, net                                          201,588              221,099
Construction in progress                                           7,685,833                   --
Intangible assets, net                                             2,739,695            2,743,341
Goodwill                                                             518,750              518,750
Other assets                                                          65,858               79,967
                                                                 -----------          -----------

      TOTAL ASSETS                                               $16,856,482          $12,027,666
                                                                 ===========          ===========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     AS OF AUGUST 31, 2007 AND MAY 31, 2007

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        August 31,               May 31,
                                                                           2007                   2007
                                                                       ------------           ------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                     $  2,208,134           $  3,263,673
  Accrued liabilities                                                     1,801,956              1,431,620
  Deferred revenues                                                         736,601                311,994
  Note payable - current portion                                             63,126                     --
  Other liabilities                                                          58,540                     --
                                                                       ------------           ------------

      TOTAL CURRENT LIABILITIES                                           4,868,357              5,007,287

Deferred income tax liability                                                66,000                 66,000
Notes payable - long term portion                                         6,486,040                     --
                                                                       ------------           ------------

      TOTAL LIABILITIES                                                  11,420,397              5,073,287
                                                                       ------------           ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                               --                     --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,513,075 and 6,508,173 shares issued and outstanding as of
   August 31, 2007 and May 31, 2007, respectively                             6,513                  6,508
  Paid-in capital                                                        10,731,005             10,731,010
  Retained earnings (deficit)                                            (5,301,433)            (3,783,139)
                                                                       ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY                                          5,436,085              6,954,379
                                                                       ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 16,856,482           $ 12,027,666
                                                                       ============           ============


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006 (UNAUDITED)


                                                  For the three months ended
                                              ---------------------------------
                                               August 31,            August 31,
                                                  2007                  2006
                                              -----------           -----------
Revenues
  Project management fees                     $   125,052           $ 2,070,589
  Facility management fees                        964,292               344,087
  Licensing and advertising fees                  866,210               679,875
  Ticket service fees                             779,809               557,302
  Automotive part sales                           121,777                    --
  Franchise fees                                  430,025                    --
  Project development fees                        181,250                    --
  Other revenue                                     4,861                    65
                                              -----------           -----------
Gross Revenues                                  3,473,276             3,651,918
                                              -----------           -----------
Operating Costs
  Cost of revenues                              1,846,037             2,623,680
  General and administrative costs              3,182,697             2,037,126
                                              -----------           -----------
Total Operating Costs                           5,028,734             4,660,806
                                              -----------           -----------

Loss from Operations                           (1,555,458)           (1,008,888)

Other Income (Expense)
  Interest income                                  45,232                73,541
  Interest expense                                 (8,068)               (3,313)
                                              -----------           -----------
Total Other Income                                 37,164                70,228
                                              -----------           -----------

Loss Before Income Taxes                       (1,518,294)             (938,660)

Income Tax Benefit                                     --                    --
                                              -----------           -----------

Net Loss                                      $(1,518,294)          $  (938,660)
                                              ===========           ===========

Loss Per Share - basic and diluted            $     (0.23)          $     (0.14)
                                              ===========           ===========
Weighted average shares outstanding
 - basic and diluted                            6,508,700             6,494,428
                                              ===========           ===========


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE FISCAL YEAR ENDED MAY 31, 2007 AND THE
                       THREE MONTHS ENDED AUGUST 31, 2007

                                               Common Stock
                                            -------------------       Paid-in          Retained
                                            Shares       Amount       Capital      Earnings/(Deficit)      Total
                                            ------       ------       -------      ------------------      -----
Balance at May 31, 2006                   6,487,492      $6,488    $ 10,665,781      $   342,238       $ 11,014,507

Exercise of options                          10,681          10           8,739               --              8,749

Issuance of common stock                     10,000          10          56,490               --             56,500

Net loss for the year ended
May 31, 2007                                     --          --              --       (4,125,377)        (4,125,377)
                                          ---------      ------    ------------      -----------       ------------

Balance at May 31, 2007                   6,508,173       6,508      10,731,010       (3,783,139)         6,954,379

Exercise of options (Unaudited)               4,902           5              (5)              --                 --

Net loss for the three months ended
August 31, 2007 (Unaudited)                      --          --              --       (1,518,294)        (1,518,294)
                                          ---------      ------    ------------      -----------       ------------

Balance at August 31, 2007 (Unaudited)    6,513,075      $6,513    $ 10,731,005      $(5,301,433)      $  5,436,085
                                          =========      ======    ============      ===========       ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006 (UNAUDITED)

                                                                    For the three months ended
                                                                 ---------------------------------
                                                                  August 31,            August 31,
                                                                    2007                  2006
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(1,518,294)          $  (938,660)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                    56,724                43,583
     Allowance for doubtful accounts                                      --               200,188
  Changes in Assets and Liabilities:
     Decrease accounts receivable, gross
       - trade                                                     1,401,362               780,523
       - other                                                       102,254                16,287
     Increase prepaid expenses and other assets                     (169,360)             (134,802)
     Decrease (increase) other assets                                 14,109                (4,307)
     Decrease accounts payable trade                              (1,055,539)             (921,378)
     Increase accrued liabilities                                    370,336             1,199,237
     Increase other liabilities                                       58,540                    --
     Increase deferred revenues                                      424,607               390,965
                                                                 -----------           -----------
Net cash provided by (used in) by operating activities:          $  (315,261)          $   631,636
                                                                 -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                           (33,567)              (71,039)
  Construction in progress                                        (7,685,833)                   --
                                                                 -----------           -----------
Net cash used in investing activites:                            $(7,719,400)          $   (71,039)
                                                                 -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable                                                    6,549,166                    --
                                                                 -----------           -----------
Net cash provided by financing activities:                       $ 6,549,166           $        --
                                                                 -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:             (1,485,495)              560,597

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                    4,251,542             5,438,091
                                                                 -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                        $ 2,766,047           $ 5,998,688
                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                       $     8,068           $     3,313
                                                                 ===========           ===========
  Cash paid during the period for income taxes                   $        --           $        --
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

Operating results for the three month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008 or for any other period. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended May 31, 2007.

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

Material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, facility management performance guarantee liabilities, the carrying value of goodwill and intellectual property, the realization of the deferred income tax asset, the fair value of liability related to the secondary guarantee related to a worker's compensation program, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

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

Licensing and Advertising Fees: Pursuant to the terms of the Joint Operating Agreement ("JOA"), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 14 teams from the WPHL pay an extra $10,000 annually to cover Global's costs. The fees are recognized ratably over the year in relation to expenses incurred. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell, market, and promote the CRAGAR(R) brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

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

Automotive part sales: Cragar product sales include Cragar Edition Vehicle Kits, brakes, exhaust, and other aftermarket automotive products. Revenues are generated from the sale of these branded products to automotive retailers and distributors. These revenues are recognized at the time of shipment to our customers.

LOSS PER SHARE

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. As of August 31, 2007 and 2006 there were 414,800 and 85,977 potentially dilutive securities outstanding, respectively. As of August 31, 2007, the 414,800 of potentially dilutive securities were not included in the determination of diluted loss per share as their effect was anti-dilutive.

As of August 31, 2007 there were 578,422 options and 275,760 warrants outstanding to purchase common stock. As of August 31, 2006 there were 662,149 options and 275,760 warrants outstanding to purchase common stock.

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

In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standard No. 157 ("SFAS 157"), "Fair Value Measurements". The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.

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

--------------------------------------------------------------------------------
                                     NOTE 2
                                INTANGIBLE ASSETS
--------------------------------------------------------------------------------

As of August 31, 2007 and May 31, 2007, intangible assets were comprised of the following:

                                              August 31,             May 31,
                                                2007                  2007
                                             -----------           -----------

Trademarks                                   $   107,863           $   107,863
Covenant not to compete                           50,000                50,000
                                             -----------           -----------
                                                 157,863               157,863
Less:  accumulated amortization                  (55,168)              (51,522)
                                             -----------           -----------
Finite life intangibles, net                     102,695               106,341
Trademarks not subject to amortization         2,637,000             2,637,000
                                             -----------           -----------

                                             $ 2,739,695           $ 2,743,341
                                             ===========           ===========

During the fiscal year ended May 31, 2007 the Company determined that, based on estimated future cash flows, the carrying amount of Cragar Trademarks exceeded its fair value by $905,716; accordingly, an impairment loss of that amount was recognized in fiscal year 2007.

Total amortization expense equaled $3,646 and $3,797 for the three months ended August 31, 2007 and 2006, respectively. The Company did not add any amortizable intangible assets during the three months ended August 31, 2007. As of August,

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 2
                          INTANGIBLE ASSETS (CONTINUED)
--------------------------------------------------------------------------------

31, 2007 the aggregated amortization expense for the next five years for all intangible assets subject to amortization is estimated to be $43,455. As of August 31, 2007 the weighted average remaining lives of our intangible assets, subject to amortization, are approximately 9.52 years.

As of August 31, 2007 and May 31, 2007, goodwill was comprised of the following:

                                         August 31,            May 31,
                                            2007                2007
                                         ---------           ---------

Investment in ICC                        $ 622,500           $ 622,500
Less: accumulated amortization            (103,750)           (103,750)
                                         ---------           ---------

                                         $ 518,750           $ 518,750
                                         =========           =========

--------------------------------------------------------------------------------
                                     NOTE 3
                                     EQUITY
--------------------------------------------------------------------------------

During the three months ended August 31, 2007 and 2006, we did not issue options to purchase shares of common stock.

Effective October 20, 2006, we issued 4,000 shares of restricted stock with two year vesting terms to various directors as compensation for service on the Board, and 6,000 shares of restricted stock with one year vesting terms as part of our financial consulting agreement with Miller Capital Corporation. An expense for these shares was recorded in the current period, prorated over the vesting period and based on the market price of $4.65 per share as of August 31, 2007.

--------------------------------------------------------------------------------
                                     NOTE 4
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

In August 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. On November 19, 2006 this line of credit was renewed and will mature on November 19, 2007. As of August 31, 2007, we have no outstanding balance on this credit facility. At August 31, 2007 we had a maximum borrowing capacity of $1,150,000 as a result of a $600,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of August 31, 2007, the applicable interest rate was 8.75%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 4
                            NOTES PAYABLE (CONTINUED)
--------------------------------------------------------------------------------

period during the term of the facility. As of August 31, 2007 the Company was not in compliance with the minimum consolidated tangible net worth covenant, however, the bank has agreed to waive this covenant violation.

On August 2, 2007, we entered into a Construction-Term Loan Agreement with Marshall Financial Group, LLC to borrow up to $52,000,000 for the construction of a multi-purpose events center in Wenatchee, Washington. As part of this agreement, we have provided a letter of credit in favor of Marshall Financial Group for $1,250,000. The outstanding principal balance of the note bears interest at the National Prime Rate plus .25% and is payable monthly. The note is payable in its entirety on August 2, 2009. Financial covenants of the note require that the Company maintain a level of stockholders' equity of not less than $8,000,000 and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3,500,000. As of August 31, 2007, the Company was not in compliance with these financial covenants.

--------------------------------------------------------------------------------
                                     NOTE 5
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LITIGATION

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of August 31, 2007 there were various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. A settlement in principal has been reached and the Company has established a reserve at August 31, 2007 to reflect the estimated settlement costs.

Global is a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC ("Blue Line"), which operates the Youngstown Steelhounds. Global's claim is for approximately $115,000 in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at August 31, 2007 related to this matter.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                    COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

Global is the claimant and counter-respondent in an arbitration against Global Spectrum, L.P. ("Spectrum"). This arbitration is being conducted by the American Arbitration Association in Phoenix, Arizona, and stems from a settlement agreement entered into between Global and Spectrum (the "Settlement Agreement"). Global seeks the arbitrators' declaration that Global is not obligated to make any more payments to Spectrum under the Settlement Agreement alleging that Spectrum misrepresented material facts to induce Global to execute the Settlement Agreement. Spectrum denies Global's claims, asserts a claim of breach of the Settlement Agreement, and seeks declaratory relief. A settlement in principal has been reached and the Company has established a reserve at August 31, 2007 to reflect the estimated settlement costs.

International Coliseums Company ("ICC") is the plaintiff in a lawsuit it filed against the City of Youngstown, Ohio (the "City"). The lawsuit seeks a determination that the City took certain actions which prohibited ICC from performing as contracted under the management agreement between the parties. Settlement discussions are being conducted and the Company has established a reserve at August 31, 2007 to reflect the estimated settlement costs.

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

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2007.

As of August 31, 2007 we have entered into various employment contracts with key employees. Under certain circumstances the Company may be liable to pay amounts based on the related contract terms.

GUARANTEES

The Company has entered into a contract with the entertainment facility in Rio Rancho, New Mexico which guarantees certain economic performance standards. The term of this contract is for a period of 10 years and expires in December 2014. In the event these economic performance standards are not reached, the Company is obligated to subsidize for the difference between the actual performance and the guaranteed performance. There are no recourse provisions under this agreement. It is not possible to estimate a potential liability under this guarantee because of the conditional nature of our obligations and the unique facts and circumstances involved in the agreement. The maximum amount of future payments the Company could be required to make under the performance guarantee

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                    COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

is theoretical due to various unknown factors. However, the subsidy would be limited to the operating loss of the facility, including debt service, for each year of the guarantee. We have never made a material subsidy from this guarantee and do not believe that any potential loss would be material.

The Company has entered into a contract with the entertainment facility in Youngstown, Ohio which guarantees certain economic performance standards. The term of this contract is for a period of 20 years and expires in September 2025. In the event these economic performance standards are not reached, the Company is liable for the difference between the actual performance and the guaranteed performance. There are no recourse provisions under this agreement. It is not possible to estimate a potential liability under this guarantee because of the conditional nature of our obligations and the unique facts and circumstances involved in the agreement. The maximum amount of future payments the Company could be required to make under the performance guarantee is theoretical due to various unknown factors. However, the loss would be limited to the operating loss of the facility, including debt service, for each year of the guarantee. As of August 31, 2007, the Company has accrued a liability of $600,000 related to currently incurred performance obligations of the Youngstown facility operating budgets. The Company's future obligations under this agreement are a component of the settlement discussion with the City of Youngstown, Ohio as further discussed in the "Litigation" section.

The Company has entered into a contract with the entertainment facility in Prescott Valley, Arizona which provides a limited guarantee of the debt service payments of the facility. The term of this contract is for a period of 25 years. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by the Prescott Valley Events Center, LLC (see Note 6, Joint Venture) of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to the Company's annual management fee. There are no recourse provisions under this agreement. The Company has never experienced a material loss under this contract and does not believe that any potential loss would be material. As such, no value has been assigned to the guarantee as of August 31, 2007.

As of August 31, 2007 we have provided a secondary guarantee on a letter of credit in favor of Ace Insurance Company for $860,000 related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of August 31, 2007. We believe the amount of payments under this guarantee is negligible, and as such, have recorded no value to this guarantee at August 31, 2007.

--------------------------------------------------------------------------------
                                     NOTE 6
                                  JOINT VENTURE
--------------------------------------------------------------------------------

During the fiscal year ended May 31, 2006, we entered into a joint venture partnership agreement with Prescott Valley Signature Entertainment, LLC. This joint venture was formed to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona through the Pre-Annexation Development Agreement with the Town of Prescott Valley. Global is the managing member of Prescott Valley Events Center, LLC ("PVEC") (the joint venture entity) and is responsible for the planning, promotion and fulfillment of the joint venture operations. We plan to account for our

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 6
                            JOINT VENTURE (CONTINUED)
--------------------------------------------------------------------------------

investment in PVEC, by the equity method. Our interest in this entity is not a controlling one, as we do not own a majority voting interest and as our ability to affect the business operations is significantly limited by the partnership operating agreement. The PVEC operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member. Each member paid $1,000 for a 50% interest in the joint venture. We will also contribute $250,000 as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1,500,000 as preferred capital. Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations or construction, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. Upon completion of the Prescott Valley Events Center the Company has a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by PVEC of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee which we estimate to be approximately $250,000.

We did not earn income or incur any losses from PVEC for the three months ended August 31, 2007.

During the fiscal year ended May 31, 2006 we purchased a liquor license to be used in the operations of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under "Other Assets" as of August 31, 2007.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 7
                               SEGMENT INFORMATION
--------------------------------------------------------------------------------

SEGMENT INFORMATION

Each of Global Entertainment's seven subsidiaries is a separate legal entity with a separate management structure. Global Entertainment's corporate operations exist solely to support its subsidiary segments. As such, certain corporate overhead costs were allocated to the operating segments in fiscal years 2008 and 2007. There are no differences in accounting principles between the operations. The following is a summary of certain financial information of the Company and its seven areas of operation:

Three months ended August 31, 2007

                                           Global
                                        Entertainment        Central
                                         Corporate           Hockey           Global         International
                                         Operations          League        Properties, I       Coliseums
                                         ----------          ------        -------------       ---------
Revenues                                    163,155          757,100           31,250            275,209
Cost of revenues                            194,667           11,853               --            102,082
General and administrative costs            632,487          371,933          197,344          1,090,745
                                        -----------         --------         --------         ----------

Income / (Loss) from Operations            (663,999)         373,314         (166,094)          (917,618)

Other Income (Expense)
Interest income                              39,647               --            1,755                 --
Interest expense                             (4,641)          (3,427)              --                 --
                                        -----------         --------         --------         ----------
Net Income (Loss)                          (628,993)         369,887         (164,339)          (917,618)
                                        ===========         ========         ========         ==========

Total Assets                             16,418,222          475,931         (831,642)         1,293,587
Depreciation and Amortization                11,776            2,427              399              1,705
Capital Expenditures                         14,839            1,186               --                 --

                                                             Global
                                                          Entertainment       Global
                                        Encore Facility     Marketing      Entertainment       Cragar
                                          Management         Systems         Ticketing       Industries
                                          ----------         -------         ---------       ----------
Revenues
Cost of revenues                             964,292         255,000          780,252           247,018
General and administrative costs           1,007,734           3,395          380,156           146,150
                                             146,135         213,252          361,999           168,802
                                          ----------         -------          -------        ----------
Income / (Loss) from Operations
                                            (189,577)         38,353           38,097           (67,934)
Other Income (Expense)
Interest income
Interest expense                                  --              --            3,830                --
                                                  --              --               --                --
Net Income (Loss)                         ----------         -------          -------        ----------
                                            (189,577)         38,353           41,927           (67,934)
                                          ==========         =======          =======        ==========
Total Assets
Depreciation and Amortization               (375,135)        431,147          646,255        (1,201,883)
Capital Expenditures                             370           1,080           20,587            20,217
                                                  --              --           19,914                --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events, including statements concerning our future operating results and financial condition and our future capital needs and sources. These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007 under the section entitled "Management's Discussion and Analysis--Factors That May Affect Future Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

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

International Coliseums Company, Inc. ("ICC") manages the construction of multipurpose events centers in mid-market communities. The construction of multipurpose events centers promotes the development of the CHL by assisting potential franchisees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between ICC and WPHL is a key factor in the viability of a managed multipurpose entertainment facility.

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

In June 2004, we formed Global Entertainment Ticketing, Inc. ("GETTIX"), a third party provider of ticketing services for the multipurpose event centers developed by ICC, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX provides a full in house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and full marketing resources.

In February 2006, we formed Encore Facility Management ("Encore"), a single source management entity that provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, sales and marketing (through GEMS), arena/event ticketing (through GETTIX), event bookings, and food and beverage. Encore is currently involved with facility management of a multipurpose events centers developed by ICC. Facility management operations are conducted under separate limited liability companies established by the Company.

Global Properties I works in targeted mid-sized communities across the United States related to the development of multipurpose events centers and surrounding multi-use real estate development.

OVERVIEW - OPERATIONS

During the three months ended August 31, 2007 the Company incurred a net loss of $1,518,294 primarily attributable to legal fees and loss reserves associated with the settlement of various legal claims, as well as expenses associated with the launch of our Cragar Edition vehicle kits. These expenses were partially offset by franchise fees at the CHL.

ICC completed its project management duties in November 2006 with the opening of three new events centers. These projects include: 1) the Santa Ana Star Center in Rio Rancho, New Mexico; 2) Tim's Toyota Center in Prescott Valley, Arizona; and 3) the Broomfield Event Center in Broomfield, Colorado. Each of these facilities will continue providing the Company with additional revenue in future periods. CHL hockey teams began play in the 2007/2008 season and serve as major tenants in each of the facilities. In both the Rio Rancho, New Mexico and Prescott Valley, Arizona locations Encore provides facility management, GETTIX provides ticketing services, and GEMS provides sales and marketing services. ICC is currently performing project management services for an events and entertainment center in Wenatchee, Washington. Upon completion of this facility, Encore will provide facility management services and GEMS will provide sales and marketing services.

Cragar has begun selling its new Special Edition vehicle kits and components through new car dealerships. We have invested in this new program during the current fiscal quarter in advertising and various promotional events.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007. We believe our most critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts, facility management performance guarantee liabilities, the realization of the deferred income tax asset, the fair value of liability related to the secondary guarantee related to a worker's compensation program, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year, and the carrying value of goodwill and intellectual property.

Revenues from annual assessment fees are recognized ratably over the year in relation to expenses incurred. Revenues from initial franchise fees are recognized when the franchise agreement is signed and we have met all of our significant obligations under the terms of the franchise agreement. Revenues from transfer franchise fees are recognized upon approval of the transaction by the league. Project management and facility management revenues are recognized as earned over the respective contract life, as is the revenue from most contractually obligated and sales contract revenues. Revenues generated from ticket sales are recognized upon completion of the sale.

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

The allocation of expenses and division of profits are based upon the number of active teams that each joint partner has in the league.

Revenue on automotive part sales is recorded upon shipment.

Project development fees are recognized according to specific contract terms; typically 50% upon signing of a development contract and 50% upon construction groundbreaking.

Construction in progress consists of those fees and costs associated with the construction of an events center in Wenatchee, Washington, including all direct and indirect costs (including interest during the construction period) until the building is completed and placed into service.

THREE  MONTHS  ENDED  AUGUST 31, 2007  COMPARED TO THREE MONTHS ENDED AUGUST 31,
2006

REVENUES:

                                    Three months                 Three months
                                       Ended                        Ended
                                     August 31,    Percent of     August 31,    Percent of                     Percent
                                       2007          Revenue        2006         Revenue      Dollar Change     Change
                                       ----          -------        ----         -------      -------------     ------
Revenue
  Project management fees          $  125,052          3.6%      $2,070,589        56.7%       $(1,945,537)      -94.0%
  Facility management fees            964,292         27.8%         344,087         9.4%           620,205       180.2%
  Licensing and advertising fees      866,210         24.9%         679,875        18.6%           186,335        27.4%
  Ticket Service Fees                 779,809         22.5%         557,302        15.3%           222,507        39.9%
  Automotive parts sales              121,777          3.5%              --         0.0%           121,777         N/A
  Franchise fees                      430,025         12.4%              --         0.0%           430,025         N/A
  Project development fees            181,250          5.2%              --         0.0%           181,250         N/A
  Other revenue                         4,861          0.1%              65         0.0%             4,796      7378.5%
                                   ----------        -----       ----------       -----        -----------
  Total                            $3,473,276        100.0%      $3,651,918       100.0%       $  (178,642)       -4.9%
                                   ==========        =====       ==========       =====        ===========      ======

Total revenues decreased $178,642, or 4.9%, from $3,651,918 for the three months ended August 31, 2006 to $3,473,276 for the three months ended August 31, 2007.

This decrease was the result of ICC project management revenues which realized a decrease of $1,945,537 from $2,070,589 for the three months ended August 31, 2006 to $125,052 for the three months ended August 31, 2007. This decrease resulted as ICC construction project management agreements were in the completion stages generating less revenue. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represented 56.7% of our total revenue for the three months ended August 31, 2006, compared to 3.6% of our total revenue for the three months ended August 31, 2007.

Facility management revenue increased $620,205, or 180.2%, from $344,087 for the three months ended August 31, 2006 to $964,292 for the three months ended August 31, 2007. This increase occurred primarily as a result of the opening of two new facilities. Encore's current facility management contracts include the Chevrolet Center in Youngstown, Ohio, the Santa Anna Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as revenue and are also included in "Cost of revenues".

Licensing and advertising fees increased $186,335, or 27.4%, from $679,875 for the three months ended August 31, 2006 to $866,210 for the three months ended August 31, 2007. This increase resulted primarily from 1) increased GEMS sales and marketing revenue relating to the two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) increased CHL revenues resulting from two new hockey franchise teams in Broomfield Colorado and Prescott Valley, Arizona as well as licensing fees received from hockey equipment suppliers.

Ticket service fees increased $222,507, or 39.9%, from $557,302 for the three months ended August 31, 2006 to $779,809 for the three months ended August 31, 2007. This increase in ticket service fees occurred primarily as GETTIX began ticketing operations at two new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona.

Franchise fee revenue represents amounts charged for franchise transfers.

OPERATING COSTS:

                                      Three months                 Three months
                                         Ended                        Ended
                                       August 31,    Percent of     August 31,   Percent of                    Percent
                                         2007          Revenue        2006         Revenue    Dollar Change     Change
                                         ----          -------        ----         -------    -------------     ------
Operating Costs
  Cost of revenues                   $ 1,846,037        53.2%     $ 2,623,680       71.8%      $ (777,643)      -29.6%
  General and administrative costs     3,182,697        91.7%       2,037,126       55.8%       1,145,571        56.2%
                                     -----------       -----      -----------      -----       ----------
  Total                              $ 5,028,734       144.9%     $ 4,660,806      127.6%      $  367,928         7.9%
                                     ===========       =====      ===========      =====       ==========       =====

Total operating costs increased by $367,928, or 7.9%, from $4,660,806 for the three months ended August 31, 2006 to $5,028,734 for the three months ended August 31, 2007.

Cost of revenue decreased by $777,643, or 29.6%, from $2,623,680 for the three months ended August 31, 2006 to $1,846,037 for the three months ended August 31, 2007. This decrease resulted primarily from 1) two ICC construction project management agreements were in the final stages during the prior fiscal quarter,
2) a decrease in facility management payroll and other costs associated with the facilities in Youngstown, Ohio, Prescott Valley, Arizona, and Rio Rancho, New Mexico, and 3) a decrease in ticket service fees as a result of a decrease in ticket service revenues.

General and administrative expenses increased $1,145,571, or 56.2%, from $2,037,126 for the three months ended August 31, 2006 to $3,182,697 for the three months ended August 31, 2007. The increase in general and administrative expenses relates to costs for additional staffing and overhead expenses associated with the startup operations of Global Properties I, increased legal fees, additional staffing and overhead expenses associated with the growth of Encore's facility management operations, additional sales and administrative staff and expanded development and marketing efforts related to Cragar, and increased legal fees and settlement costs associated with the reserves related to International Coliseums.

NET INCOME:

                    Three months                 Three months
                       Ended                        Ended
                     August 31,     Percent of    August 31,    Percent of                    Percent
                       2007           Revenue       2006          Revenue    Dollar Change     Change
                       ----           -------       ----          -------    -------------     ------
Net loss            $ (1,518,294)      -43.7%    $ (938,660)      -25.7%      $ (579,634)       61.8%
                    ============        ====     ==========        ====       ==========        ====

Net loss was $1,518,294 for the three months ended August 31, 2007, compared to net loss of $938,660 for the three months ended August 31, 2006. The current period loss is primarily attributable to reserves established for settlements in principal of several litigation issues, as well as one-time charges associated with a change in an executive position.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities for the three months ended August 31, 2007 was $315,261 compared to cash provided by operating activities of $631,636 for the three months ended August 31, 2006. This decrease in cash provided by operations, which relates primarily to the current period net operating loss, and a decrease in accounts payable, as a result of the timing of collections, is partially offset by an increase in accounts receivable, as a result of the timing of customer payments.

A significant source of operating capital during the three months ended August 31, 2007 was from CHL franchise transfer fees, and project management fees from ICC. Since project management fees and project transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through these or other sources.

Cash used in investing activities totaled $7,719,400 for the three months ended August 31, 2007 compared to $71,039 for the three months ended August 31, 2006. The use of funds in 2007 related primarily to construction costs of the event center in Wenatchee, Washington. These construction costs are being funded via a construction loan with Marshall Financial Group, LLC, as reflected as a source of funds in the financing section.

Cash provided in financing activities totaled $6,549,166 for the three months ended August 31, 2007. These are primarily related to funds received from the construction loans with Marshall Financial Group, LLC.

The Company has a line of credit that will mature on November 19, 2007. As of August 31, 2007, we have no outstanding balance on this credit facility. We have a maximum borrowing capacity of $1,150,000 as a result of a $600,000 letter of credit in favor of Sure Tec Insurance Company for a performance bond to the City of Youngstown, OH. Additionally, effective August 2, 2007 the Company entered a loan agreement with Marshall Financial Group related to the construction of the Greater Wenatchee Regional Events Center. As part of this agreement, we have provided a letter of credit in favor of Marshall Financial Group for $1,250,000. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of August 31, 2007, the applicable interest rate was 8.75%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of August 31, 2007 the Company was not in compliance with the minimum consolidated tangible net worth covenant, however, the bank has agreed to waive this covenant violation.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of such period. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of August 31, 2007 there were various claims outstanding in this regard that management does not believe will have a material effect on the financial condition or results of operations of the Company. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

Global is a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between Global and the plaintiffs, pursuant to which Global agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. A settlement in principal has been reached and the Company has established a reserve at August 31, 2007 to reflect the estimated settlement costs.

Global is a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC ("Blue Line"), which operates the Youngstown Steelhounds. Global's claim is for approximately $115,000 in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at August 31, 2007 related to this matter.

Global is the claimant and counter-respondent in an arbitration against Global Spectrum, L.P. ("Spectrum"). This arbitration is being conducted by the American Arbitration Association in Phoenix, Arizona, and stems from a settlement agreement entered into between Global and Spectrum (the "Settlement Agreement"). Global seeks the arbitrators' declaration that Global is not obligated to make any more payments to Spectrum under the Settlement Agreement alleging that Spectrum misrepresented material facts to induce Global to execute the Settlement Agreement. A settlement in principal has been reached and the Company has established a reserve at August 31, 2007 to reflect the estimated settlement costs.

International Coliseums Company ("ICC") is the plaintiff in a lawsuit it filed against the City of Youngstown, Ohio (the "City"). The lawsuit seeks a determination that the City took certain actions which prohibited ICC from performing as contracted under the management agreement between the parties. Settlement discussions are being conducted and the Company has established a reserve at August 31, 2007 to reflect the estimated settlement costs.

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

                              Global Entertainment Corporation
                                      (Registrant)


October 15, 2007              By /s/ Richard Kozuback
                                 -----------------------------------------------
                                 Richard Kozuback
                                 President & Chief Executive Officer


October 15, 2007              By /s/ James Yeager
                                 -----------------------------------------------
                                 James Yeager
                                 Senior Vice President & Chief Financial Officer

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

   Exhibit
   -------

      3.1 Amended and Restated Articles of Incorporation of the Company, dated April 14, 2000. (1)

      3.2      Bylaws of the Company, dated April 18, 2000. (2)

     31.1 Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.*

     31.2 Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by James Yeager, Chief Financial Officer.*

     32 Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and James Yeager, Chief Financial Officer.*

----------
*    Filed herewith.

(1)  Incorporated   herein  by  reference  to  Exhibit  3.1  of  the   Company's
     Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.

(2)  Incorporated   herein  by  reference  to  Exhibit  3.2  of  the   Company's
     Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.