Form 10QSB
period 2007-11-30
GLOBAL ENTERTAINMENT CORP
filed 2008-01-14
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: November 30, 2007

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

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2007:

                          Common Stock, $.001 par value
                                6,522,114 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED NOVEMBER 30, 2007


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                             3

          Condensed Consolidated Balance Sheets - As of November 30, 2007
          (Unaudited) and May 31, 2007                                        3

          Condensed Consolidated Statements of Operations (Unaudited) -
          Three and Six Months Ended November 30, 2007 and 2006               4

          Condensed Consolidated Statements of Changes in Stockholders'
          Equity - Fiscal Year ended May 31, 2007 and Six Months Ended
          November 30, 2007 (Unaudited)                                       5

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended November 30, 2007 and 2006                         6

          Notes to Condensed Consolidated Financial Statements                7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       16

     Item 3. Controls and Procedures                                         23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               23

     Item 6. Exhibits                                                        24
          Exhibit 31.1
          Exhibit 31.2
          Exhibit 32

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF NOVEMBER 30, 2007 AND MAY 31, 2007

                                                                      November 30,              May 31,
                                                                          2007                   2007
                                                                      ------------           ------------
                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,696,924           $  4,251,542
  Accounts receivable - trade, net of $512,809 and $556,809
   at November 30, 2007 and May 31, 2007                                 2,354,869              3,243,482
  Accounts receivable - other                                               90,600                102,254
  Prepaid expenses and other assets                                        948,458                790,231
  Prepaid income tax                                                        63,000                 63,000
  Deferred income tax asset, net of valuation allowance                     14,000                 14,000
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                               5,167,851              8,464,509

Property and equipment, net                                                213,450                221,099
Construction in progress                                                14,917,862                     --
Intangible assets, net                                                   2,737,164              2,743,341
Goodwill                                                                   518,750                518,750
Other assets                                                                65,858                 79,967
                                                                      ------------           ------------
      TOTAL ASSETS                                                    $ 23,620,935           $ 12,027,666
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $  2,220,553           $  3,263,673
  Accrued liabilities                                                    1,665,272              1,431,620
  Deferred revenues                                                        763,021                311,994
  Note payable - current portion                                            63,126                     --
  Other liabilities                                                         19,789                     --
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                          4,731,761              5,007,287

Deferred income tax liability                                               66,000                 66,000
Long-term liabilities                                                    1,859,118                     --
Notes payable - long term portion                                       12,120,698                     --
                                                                      ------------           ------------
      TOTAL LIABILITIES                                                 18,777,577              5,073,287
                                                                      ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                              --                     --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,522,114 and 6,508,173 shares issued and outstanding as of
   November 30, 2007 and May 31, 2007                                        6,522                  6,508
  Paid-in capital                                                       10,730,996             10,731,010
  Retained deficit                                                      (5,894,160)            (3,783,139)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                         4,843,358              6,954,379
                                                                      ------------           ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 23,620,935           $ 12,027,666
                                                                      ============           ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                         For the Three Months Ended                For the Six Months Ended
                                       -------------------------------          -------------------------------
                                       November 30,       November 30,          November 30,       November 30,
                                          2007               2006                  2007               2006
                                       -----------        -----------           -----------        -----------
Revenues
  Project management fees              $   119,347        $ 9,231,427           $   244,399        $11,302,016
  Facility management fees                 734,875          1,156,260             1,699,167          1,500,347
  Licensing and advertising fees           820,212          1,074,533             1,686,422          1,754,408
  Ticket service fees                    1,173,159          1,253,162             1,952,968          1,810,464
  Automotive part sales                    156,569                 --               278,346                 --
  Franchise fees                                --            115,000               430,025            115,000
  Project development fees                  25,000                 --               206,250                 --
  Other revenue                             (6,579)             2,641                (1,718)             2,706
                                       -----------        -----------           -----------        -----------
Gross Revenues                           3,022,583         12,833,023             6,495,859         16,484,941
                                       -----------        -----------           -----------        -----------

Operating Costs
  Cost of revenues                       1,706,628         10,536,092             3,552,665         13,159,772
  General and administrative costs       1,944,293          2,249,256             5,126,990          4,286,382
                                       -----------        -----------           -----------        -----------
Total Operating Costs                    3,650,921         12,785,348             8,679,655         17,446,154
                                       -----------        -----------           -----------        -----------

Income (Loss) from Operations             (628,338)            47,675            (2,183,796)          (961,213)

Other Income (Expense)
  Interest income                           35,670             75,244                80,902            148,785
  Interest expense                             (59)            (5,393)               (8,127)            (8,706)
                                       -----------        -----------           -----------        -----------
Total Other Income                          35,611             69,851                72,775            140,079
                                       -----------        -----------           -----------        -----------

Income (Loss) Before Income Taxes         (592,727)           117,526            (2,111,021)          (821,134)

Income Tax Benefit                              --                 --                    --                 --
                                       -----------        -----------           -----------        -----------

Net Income (Loss)                      $  (592,727)       $   117,526           $(2,111,021)       $  (821,134)
                                       ===========        ===========           ===========        ===========
Earnings (Loss) Per Share
   -basic                              $     (0.09)       $      0.02           $     (0.32)       $     (0.13)
                                       ===========        ===========           ===========        ===========
   -diluted                            $     (0.09)       $      0.02           $     (0.32)       $     (0.13)
                                       ===========        ===========           ===========        ===========
Weighted Average Shares
   -basic                                6,521,117          6,500,261             6,518,604          6,497,383
                                       ===========        ===========           ===========        ===========
   -diluted                              6,521,117          6,693,742             6,518,604          6,497,383
                                       ===========        ===========           ===========        ===========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE FISCAL YEAR ENDED MAY 31, 2007 AND THE
                       SIX MONTHS ENDED NOVEMBER 30, 2007

                                           Common Stock                            Retained
                                        --------------------        Paid-in        Earnings
                                        Shares        Amount        Capital        (Deficit)          Total
                                        ------        ------        -------        ---------          -----
Balance at May 31, 2006               6,487,492      $  6,488     $10,665,781     $   342,238      $11,014,507

Exercise of options                      10,681            10           8,739              --            8,749

Issuance of common stock                 10,000            10          56,490              --           56,500

Net loss for the fiscal year
 ended May 31, 2007                          --            --              --      (4,125,377)      (4,125,377)
                                      ---------      --------     -----------     -----------      -----------

Balance at May 31, 2007               6,508,173         6,508      10,731,010      (3,783,139)       6,954,379

Exercise of options (Unaudited)          13,941            14             (14)             --               --

Net loss for the six months ended
 November 30, 2007 (Unaudited)               --            --              --      (2,111,021)      (2,111,021)
                                      ---------      --------     -----------     -----------      -----------

Balance at November 30, 2007
 (Unaudited)                          6,522,114      $  6,522     $10,730,996     $(5,894,160)     $ 4,843,358
                                      =========      ========     ===========     ===========      ===========

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006 (UNAUDITED)

                                                                    For the Six Months Ended
                                                               -----------------------------------
                                                               November 30,           November 30,
                                                                   2007                   2006
                                                               ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (2,111,021)          $   (821,134)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                  101,148                 87,947
     Allowance for doubtful accounts                                (44,000)               199,943
     Other                                                             (323)                 5,077
  Changes in Assets and Liabilities:
     Decrease (increase) accounts receivable, gross
       - trade                                                      932,613             (1,550,169)
       - other                                                       11,654                (39,108)
     Increase prepaid expenses and other assets                    (158,227)               (61,136)
     Decrease other assets                                           14,109                 16,039
     Increase (decrease) accounts payable trade                  (1,043,120)             5,103,055
     Increase accrued liabilities                                   233,652              2,212,891
     Increase other liabilities                                   1,878,907                     --
     Increase deferred revenues                                     451,027                  7,833
                                                               ------------           ------------
Net cash provided by operating activities                           266,419              5,161,238
                                                               ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                          (86,999)              (104,923)
  Construction in progress                                      (14,917,862)                    --
  Proceeds from sale of fixed assets
  Purchase of trademarks                                                 --                (74,739)
                                                               ------------           ------------
Net cash used in investing activites                            (15,004,861)              (179,662)
                                                               ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable                                                  12,183,824                     --
  Stock options exercised                                                --                  8,749
                                                               ------------           ------------
Net cash provided by financing activities                        12,183,824                  8,749
                                                               ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:            (2,554,618)             4,990,325

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD:                   4,251,542              5,438,091
                                                               ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                      $  1,696,924           $ 10,428,416
                                                               ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                     $      8,127           $      8,706
                                                               ============           ============
  Cash paid during the period for income taxes                 $         --           $         --
                                                               ============           ============

               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AND USE OF ESTIMATES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Global Entertainment Corporation (Global) and its wholly owned subsidiaries, Western Professional Hockey League Inc. (WPHL) dba Central Hockey League (CHL), International Coliseums Company, Inc. (ICC), Global Entertainment Marketing Systems (GEMS), Cragar Industries, Inc. (Cragar), Global Entertainment Ticketing (GETTIX), Encore Facility Management (Encore), and Global Properties I. (collectively referred to as "we", "our", "us", or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results for the three and six month periods ended November 30, 2007, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008, or for any other period. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended May 31, 2007.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Licensing and Advertising Fees: Pursuant to the terms of the Joint Operating Agreement (JOA), each team in the WPHL/CHL pays annual assessment fees of $75,000, plus $15,000 per annum for officiating costs. In addition, the 14 teams from the WPHL pay an extra $10,000 annually to cover our costs. The fees are recognized ratably over the year in relation to expenses incurred. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA. GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell, market, and promote the CRAGAR(R) brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

Project Management Fees: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction and financing of municipal venues. This is recognized as revenue ratably over the duration of the contracts. Project management fees also include amounts we billed relating to furniture, fixtures and equipment, architecture fees, and other amounts we incur on behalf of municipalities. The related revenue and expense for these amounts are recognized in the period incurred. Revenues and costs from fixed-price and modified fixed-price construction contracts, if any, will be recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

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

Facility Management Fees: Encore receives a fee for managing the operations of various municipal venues. These activities include developing operating procedures and manuals, hiring all staff, supporting sales and marketing, location maintenance, concessions coordination, preparing annual budgets, and securing and promoting events. Revenues from facility management services are recognized as services are rendered and consist of contract fees, which reflect the total price of such services. When we principally manage people who are employees at the facility, the payroll costs from such employees are included in cost of revenues.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


EARNINGS (LOSS) PER SHARE (EPS)

                                                          For the Three Months              For the Six Months
                                                            Ended November 30,               Ended November 30,
                                                       ---------------------------      ----------------------------
                                                          2007             2006            2007              2006
                                                       ----------       ----------      -----------       ----------
Earnings (loss) attributable to common shares          $ (592,727)      $  117,526      $(2,111,021)      $ (821,134)
Basic EPS - weighted average shares outstanding         6,521,117        6,500,261        6,518,604        6,497,383
                                                       ----------       ----------      -----------       ----------
  Basic earnings (loss) per share                      $    (0.09)      $     0.02      $     (0.32)      $    (0.13)
                                                       ==========       ==========      ===========       ==========

Basic EPS - weighted average shares outstanding         6,521,117        6,500,261        6,518,604        6,497,383
Effect of dilutive securities-
  Stock options                                                --          169,582               --               --
  Warrants                                                     --           23,899               --               --
                                                       ----------       ----------      -----------       ----------
Diluted EPS - weighted average shares outstanding       6,521,117        6,693,742        6,518,604        6,497,383
                                                       ----------       ----------      -----------       ----------
  Diluted earnings (loss) per share                    $    (0.09)      $     0.02      $     (0.32)      $    (0.13)
                                                       ==========       ==========      ===========       ==========
Average outstanding securities not included in
 diluted EPS because effect would be antidilutive-
  Stock options                                           513,104           87,301          541,873          601,274
  Warrants                                                275,760          215,800          275,760          272,269
  Restricted stock                                         15,000            9,396           15,000            6,366

Basic earnings (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.

RESTRICTED STOCK

During fiscal 2007, we adopted the 2007 Long-Term Incentive Plan. The plan authorizes the Board of Directors to grant restricted stock awards to selected officers, employees, outside consultants and our directors or its wholly owned subsidiaries for up to an aggregate of 320,000 shares of common stock. Awards to non-employee directors shall vest over two years, awards to officers and employees shall vest over four years, and awards made to consultants or advisors shall be determined by the Compensation Committee of the Board of Directors.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is "more likely than not" to be sustained based on the technical merits of the position. We adopted FIN No. 48 on June 1, 2007, and there was no material affect on our financial position or results of operations.

In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standard No. 157 (SFAS 157), "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


about fair value measurements. This statement is effective for our fiscal year beginning June 1, 2008, and interim periods within that fiscal year. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for our fiscal year beginning June 1, 2008. We do not expect SFAS No. 159 will have a material effect on our consolidated financial statements.

--------------------------------------------------------------------------------
                                     NOTE 2
                         INTANGIBLE ASSETS AND GOODWILL
--------------------------------------------------------------------------------

Intangible assets were comprised of the following:

                                             November 30,            May 31,
                                                 2007                 2007
                                              ----------           ----------

Trademarks                                    $  107,863           $  107,863
Covenant not to compete                           50,000               50,000
                                              ----------           ----------
                                                 157,863              157,863
Less:  accumulated amortization                  (57,699)             (51,522)
                                              ----------           ----------
Finite life intangibles, net                     100,164              106,341
Trademarks not subject to amortization         2,637,000            2,637,000
                                              ----------           ----------
                                              $2,737,164           $2,743,341
                                              ==========           ==========

During the fiscal year ended May 31, 2007, we determined that, based on estimated future cash flows, the carrying amount of Cragar Trademarks exceeded its fair value by $905,716; accordingly, an impairment loss of that amount was recognized in fiscal year 2007. We have evaluated the recoverability of the trademarks as of November 30, 2007, and believe no additional impairment existed at that date

Total amortization expense equaled $2,531 and $2,504 for the three months ended November 30, 2007 and 2006, and $6,177 and $6,430 for the six months ended November 30, 2007 and 2006. We did not add any amortizable intangible assets during the six months ended November 30, 2007. As of November 30, 2007, the aggregated amortization expense for the next five years for all intangible assets subject to amortization is estimated to be $42,205. As of November 30, 2007, the weighted average remaining lives of our intangible assets, subject to amortization, are approximately 9.32 years.

At November 30, 2007 and May 31, 2007, goodwill related to our purchase of ICC.

--------------------------------------------------------------------------------
                                     NOTE 3
                                     EQUITY
--------------------------------------------------------------------------------

During the six months ended November 30, 2007 and 2006, we did not issue options to purchase shares of common stock.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


--------------------------------------------------------------------------------
                                     NOTE 4
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

In August 2006 we obtained an increase in our revolving line of credit from $2,000,000 to $3,000,000. On November 19, 2007, this line of credit was extended and will mature on January 19, 2008. As of November 30, 2007, we have no outstanding balance on this credit facility. At November 30, 2007, we had a maximum borrowing capacity of $1,750,000 as a result of a $1,250,000 letter of credit in favor of Marshall Financial Group. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of November 30, 2007, the applicable interest rate was 8.50%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of November 30, 2007, we were not in compliance with the minimum consolidated tangible net worth covenant; however, the bank has agreed to waive this covenant violation.

On August 2, 2007, we entered into an agreement with Marshall Financial Group, LLC to borrow up to $52,000,000 for the construction of a multi-purpose events center in Wenatchee, Washington. As part of this agreement, we provided a letter of credit in favor of Marshall Financial Group for $1,250,000. The outstanding principal balance of the note bears interest at the prime rate plus .25%. The note is payable in its entirety on August 2, 2009. Financial covenants of the note require that we maintain a level of stockholders' equity of not less than $8,000,000 and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3,500,000. As of November 30, 2007, we were not in compliance with these financial covenants.

At November 30, 2007, the $11,868,249 outstanding balance on the construction loan is classified as a long-term notes payable in the consolidated balance sheets. Interest on the loan accumulates monthly and increases note payable and construction in progress.

--------------------------------------------------------------------------------
                                     NOTE 5
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASES

During the fiscal  year  ended May 31,  2004,  the  Company  entered  into a (5)
five-year  agreement,   effective  July  2004,  to  lease  phone  equipment,   a
maintenance contract, and telephone service for approximately $6,800 per month.

In August 2007, the Company entered into a lease agreement for office space in Tempe, Arizona. Under the terms of the agreement monthly lease payments are $0 for the initial six months, $23,606 the following 2 1/2 years; thereafter, the monthly lease payments are $24,589 thru the term of the agreement.

Pursuant to an agreement dated April 21, 2005 between GETTIX and Paciolan, Inc. Paciolan will provide GETTIX a ticketing software system and related training and support through December 31, 2010.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The future minimum lease payments and minimum annual fees for the above operating leases are as follows:

                   Fiscal Year
                   -----------
                      2008              283,300
                      2009              876,955
                      2010              863,272
                      2011              715,840
                      2012              295,075
                   Thereafter           295,075

LITIGATION

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of November 30, 2007, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between us and the plaintiffs, pursuant to which we agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005 and is pending in the Maricopa County Superior Court of Arizona. A settlement has been reached and we have established a reserve to reflect the estimated settlement costs.

We are a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. Our claim is for approximately $115,000 in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at November 30, 2007 related to this matter.

Global is the claimant and counter-respondent in an arbitration against Global Spectrum, L.P. ("Spectrum"). This arbitration is being conducted by the American Arbitration Association in Phoenix, Arizona, and stems from a settlement agreement entered into between Global and Spectrum (the "Settlement Agreement"). Global seeks the arbitrators' declaration that Global is not obligated to make any more payments to Spectrum under the Settlement Agreement alleging that Spectrum misrepresented material facts to induce Global to execute the Settlement Agreement. We established a reserve to reflect the estimated settlement costs in the first quarter of fiscal year 2008 and we settled the matter in the second quarter of fiscal year 2008.

International Coliseums Company ("ICC") is the plaintiff in a lawsuit it filed against the City of Youngstown, Ohio (the "City"). The lawsuit seeks a determination that the City took certain actions which prohibited ICC from performing as contracted under the management agreement between the parties. We established a reserve to reflect the estimated settlement costs in fiscal 2007 and we settled the matter in the second quarter of fiscal

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2008. The settlement eliminated the contingency related to certain guaranteed economic performance standards in the Youngstown, Ohio, facility contract.

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

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of November 30, 2007.

As of November 30, 2007, we have entered into various employment contracts with key employees. Under certain circumstances we may be liable to pay amounts based on the related contract terms.

GUARANTEES

We have entered into a contract with the entertainment facility in Rio Rancho, New Mexico which guarantees certain economic performance standards. The term of this contract is for a period of 10 years and expires in December 2014. In the event these economic performance standards are not reached, we are obligated to subsidize the difference between the actual performance and the guaranteed performance. There are no recourse provisions under this agreement. It is not possible to estimate a potential liability under this guarantee because of the conditional nature of our obligations and the unique facts and circumstances involved in the agreement. The maximum amount of future payments we could be required to make under the performance guarantee is theoretical due to various unknown factors. However, the subsidy would be limited to the operating loss of the facility, including debt service, for each year of the guarantee. We have never made a material subsidy from this guarantee and do not believe that any potential subsidy would be material.

We have entered into a contract with the entertainment facility in Prescott Valley, Arizona which provides a limited guarantee of the debt service payments of the facility. The term of this contract is for a period of 25 years. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by the Prescott Valley Events Center, LLC (see Note 6, Joint Venture) of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee. There are no recourse provisions under this agreement. We have never experienced a material loss under this contract and do not believe that any potential loss would be material. As such, no value has been assigned to the guarantee as of November 30, 2007.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


As of November 30, 2007, we provided a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $1,490,000 related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of November 30, 2007. We believe the amount of payments under this guarantee is negligible, and as such, have recorded no value to this guarantee at November 30, 2007.

--------------------------------------------------------------------------------
                                     NOTE 6
                                  JOINT VENTURE
--------------------------------------------------------------------------------

During the fiscal year ended May 31, 2006, we entered into a joint venture partnership agreement with Prescott Valley Signature Entertainment, LLC. This joint venture was formed to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona through the Pre-Annexation Development Agreement with the Town of Prescott Valley. We are the managing member of Prescott Valley Events Center, LLC (PVEC) and are responsible for the planning, promotion and fulfillment of the joint venture operations. We account for our investment in PVEC by the equity method. Our interest in this entity is not a controlling one, as we do not own a majority voting interest and as our ability to affect the business operations is significantly limited by the partnership operating agreement. The PVEC operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member. Each member paid $1,000 for a 50% interest in the joint venture. We will also contribute $250,000 as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1,500,000 as preferred capital. Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations or construction, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. We have a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by PVEC of $250,000, 2) $100,000 per year (increasing annually by inflation) from the Town of Prescott Valley and 3) retained earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee which we estimate to be approximately $140,000.

We did not earn income or incur any losses from PVEC for the six months ended November 30, 2007.

During the fiscal year ended May 31, 2006 we purchased a liquor license to be used in the operations of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under "other assets" as of November 30, 2007.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 7
                               SEGMENT INFORMATION
--------------------------------------------------------------------------------

Each of our seven subsidiaries is a separate legal entity with a separate management structure. Our corporate operations exist solely to support its subsidiary segments. As such, certain corporate overhead costs are allocated to the operating segments. There are no differences in accounting principles between the operations. The following is a summary of certain financial information of our seven areas of operation:

                                                        For the Six Months Ended
                                                  -------------------------------------
                                                                          Income (Loss)
                                                                         Before Income
                                                  Gross Revenues             Taxes                 Assets
                                                  --------------          ------------           ------------
NOVEMBER 30, 2007
Global Entertainment Corporate Operations          $    166,478           $   (998,821)          $ 17,614,069
Central Hockey League                                 1,280,211                503,505                795,121
Global Properties I                                      56,250               (321,224)               364,365
International Coliseums                                 394,555             (1,072,197)               666,507
Encore Facility Management                            1,699,167               (452,848)               289,297
Global Entertainment Marketing Systems                  479,145                  1,449                104,860
Global Entertainment Ticketing                        1,953,697                375,543                687,360
Cragar Industries                                       466,356               (146,428)             3,099,356
                                                   ------------           ------------           ------------
                                                   $  6,495,859           $ (2,111,021)          $ 23,620,935
                                                   ============           ============           ============
NOVEMBER 30, 2006
Global Entertainment Corporate Operations          $         --           $         --           $ 12,109,165
Central Hockey League                                 1,106,384               (169,826)             1,956,501
Global Properties I                                          --               (476,450)                15,000
International Coliseums                              11,302,016                408,112              5,393,027
Encore Facility Management                            1,500,347               (666,710)               131,724
Global Entertainment Marketing Systems                  519,708                 95,544                326,762
Global Entertainment Ticketing                        1,810,464                343,191                224,993
Cragar Industries                                       246,022               (354,995)             3,171,322
                                                   ------------           ------------           ------------
                                                   $ 16,484,941           $   (821,134)          $ 23,328,494
                                                   ============           ============           ============

--------------------------------------------------------------------------------
                                     NOTE 8
                            CONSTRUCTION IN PROGRESS
--------------------------------------------------------------------------------

Construction costs associated with the Wenatchee Events Center in Wenatchee, Washington, including all direct and indirect costs (including interest during the construction period) is being recorded as Construction in Progress and capitalized until the building is completed and placed into service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events, including statements concerning our future operating results and financial condition and our future capital needs and sources. These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, under the section entitled "Management's Discussion and Analysis--Factors That May Affect Future Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

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

We were organized as a Nevada corporation on August 20, 1998, under the name Global II, Inc. In April 2000, Global II acquired all of the outstanding shares of Western Professional Hockey League, Inc. (WPHL) from WPHL Holdings, Inc., a British Columbia, Canada corporation. Contemporaneously with the acquisition of WPHL, we changed our name to Global Entertainment Corporation.

Our seven subsidiaries are Western Professional Hockey League, International Coliseums Company, Global Entertainment Marketing Systems, Cragar Industries, Global Entertainment Ticketing, Encore Facility Management, and Global Properties I.

Pursuant to a joint operating agreement between us and Central Hockey League, Inc., Western Professional Hockey League, Inc. operates and manages a minor professional hockey league known as the Central Hockey League (CHL), which currently consists of 18 teams located in mid-market communities throughout the Central and Western regions of the United States.

International   Coliseums  Company,  Inc.  (ICC)  manages  the  construction  of multipurpose events centers in mid-market communities. The construction of multipurpose events centers promotes the development of the CHL by assisting potential franchisees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between ICC and WPHL is a key factor in the viability of a managed multipurpose entertainment facility.

Global Entertainment Marketing Systems (GEMS), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts.

In March 2004, we completed a merger with Cragar Industries, Inc., a licensor of an automotive aftermarket wheel trademark and brand - CRAGAR(R). In addition, Cragar is currently offering Cragar Edition Vehicle Kits, brakes, exhaust, and other aftermarket automotive products. Our expertise gained through the operation and management of the CHL and related activities blends with the development of additional licensing and marketing opportunities for CRAGAR(R) branded products.

In June 2004, we formed Global Entertainment Ticketing, Inc. (GETTIX), a third party provider of ticketing services for the multipurpose event centers developed by ICC, existing CHL franchisees, and various other entertainment venues, theatres, concert halls, and other facilities and event coordinators. GETTIX provides a full in house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and full marketing resources.

In February 2006, we formed Encore Facility Management (Encore), a single source management entity that provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, sales and marketing (through
GEMS), arena/event ticketing (through GETTIX), event bookings, and food and beverage. Encore is currently involved with facility management of a multipurpose events centers developed by ICC. Facility management operations are conducted under separate limited liability companies.

Global Properties I works in targeted mid-sized communities across the United States related to the development of multipurpose events centers and surrounding multi-use real estate development.

OVERVIEW - OPERATIONS

During the six months ended November 30, 2007, we incurred a net loss of $2,111,021 primarily attributable to legal fees, loss reserves associated with the settlement of various legal claims, as well as expenses associated with the launch of our Cragar Edition vehicle kits, and revenues were lower than anticipated. These expenses were partially offset by franchise fees at the CHL.

Cragar has begun selling its new Special Edition vehicle kits and components through new car dealerships and strategic alliances. We have invested in this new program during the current fiscal year in advertising and various promotional events.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2007. We believe our most critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts, facility management performance guarantee liabilities, the realization of the deferred income tax asset, the fair value of liability related to the secondary guarantee related to a worker's compensation program, the carrying value of goodwill and intellectual property, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

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

Revenue on automotive part sales is recognized upon shipment.

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

THREE MONTHS ENDED NOVEMBER 30, 2007, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2006

REVENUES:

                                 Three months               Three months
                                    ended                       ended
                                 November 30,   Percent of   November 30,  Percent of
                                     2007        Revenue        2006        Revenue     Dollar Change    Percent Change
                                     ----        -------        ----        -------     -------------    --------------
Project management fees           $  119,347        3.9%     $ 9,231,427      71.9%      $(9,112,080)        -98.7%
Facility management fees             734,875       24.3%       1,156,260       9.0%         (421,385)        -36.4%
Licensing and advertising fees       820,212       27.1%       1,074,533       8.4%         (254,321)        -23.7%
Ticket service fees                1,173,159       38.8%       1,253,162       9.8%          (80,003)         -6.4%
Automotive parts sales               156,569        5.2%              --       0.0%          156,569           N/A
Franchise fees                            --        0.0%         115,000       0.9%         (115,000)       -100.0%
Project development fees              25,000        0.8%              --       0.0%           25,000           N/A
Other revenue                         (6,579)      -0.1%           2,641       0.0%           (9,220)       -349.1%
                                  ----------      ------     -----------     -----       -----------         -----
Gross Revenues                    $3,022,583      100.0%     $12,833,023     100.0%      $(9,810,440)        -76.4%
                                  ==========      ======     ===========     =====       ===========         =====

Total revenues decreased $9,810,440, or 76.4%, from $12,833,023 for the three months ended November 30, 2006, to $3,022,583 for the three months ended November 30, 2007. This decrease was primarily the result of ICC project management revenues which realized a decrease of $9,112,080 from $9,231,427 for the three months ended November 30, 2006, to $119,347 for the three months ended November 30, 2007. This decrease resulted as ICC construction project management agreements were in the completion stages in 2006 creating significant revenues from acquisition of furniture, fixtures, and equipment on behalf of project owners. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represented 71.9% of our total revenue for the three months ended November 30, 2006, compared to 3.9% of our total revenue for the three months ended November 30, 2007.

Facility management revenue decreased $421,385, or 36.4%, from $1,156,260 for the three months ended November 30, 2006, to $734,875 for the three months ended November 30, 2007. This decrease occurred primarily as a result of cancellation of the management contract with the Chevrolet Center in Youngstown, Ohio. Encore's current facility management contracts include the Santa Anna Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as revenue and are also included in cost of revenues. Facility management revenue represented 9.0% of our total revenue for the three months ended November 30, 2006, compared to 24.3% of our total revenue for the three months ended November 30, 2007.

Licensing and advertising fees decreased $254,321, or 23.7%, from $1,074,533 for the three months ended November 30, 2006, to $820,212 for the three months ended November 30, 2007. This decrease resulted primarily from 1) decreased GEMS sales and marketing revenue relating to the facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) cancellation of the management contract with the Chevrolet Center in Youngstown, Ohio. Licensing and advertising revenue represented 8.4% of our total revenue for the three months ended November 30, 2006, compared to 27.1% of our total revenue for the three months ended November 30, 2007.

Ticket service fees decreased $80,003, or 6.4%, from $1,253,162 for the three months ended November 30, 2006, to $1,173,159 for the three months ended November 30, 2007. This decrease in ticket service fees occurred primarily as attendance in facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona was below prior year events. Ticket service revenue represented 9.8% of our total revenue for the three months ended November 30, 2006, compared to 38.8% of our total revenue for the three months ended November 30, 2007.

Automotive part sales revenue represents sales of our Mustang and Ford F150 Cragar conversion kits.

Franchise fee revenue represents amounts charged for franchise transfers. We have not had any franchise transfers during the three months ended November 30, 2007.

OPERATING COSTS:

                                     Three months               Three months
                                        ended                       ended
                                     November 30,   Percent of   November 30,  Percent of
                                         2007        Revenue        2006        Revenue     Dollar Change    Percent Change
                                         ----        -------        ----        -------     -------------    --------------
Cost of revenues                     $1,706,628        56.5%    $10,536,092      82.1%       $(8,829,464)        -83.8%
General and administrative costs      1,944,293        64.3%      2,249,256      17.5%          (304,963)        -13.6%
                                     ----------       -----     -----------      ----        -----------          ----
Total Operating Costs                $3,650,921       120.8%    $12,785,348      99.6%       $(9,134,427)        -71.4%
                                     ==========       =====     ===========      ====        ===========          ====

Total operating costs decreased by $9,134,427, or 71.4%, from $12,785,348 for the three months ended November 30, 2006, to $3,650,921 for the three months ended November 30, 2007.

Cost of revenues decreased by $8,829,464, or 83.8%, from $10,536,092 for the three months ended November 30, 2006, to $1,706,628 for the three months ended November 30, 2007. This decrease resulted primarily from 1) ICC construction management projects were in the final stages during the prior year's fiscal quarter, which generates costs associated with the purchase and sale of furniture, fixtures, and equipment on behalf of project owners, 2) a decrease in facility management payroll associated with the facility in Youngstown, Ohio, due to cancellation of the management agreement and 3) a decrease in ticket service fees related to the decrease in ticket service revenues.

General and administrative expenses decreased $304,963, or 13.6%, from $2,249,256 for the three months ended November 30, 2006, to $1,944,293 for the three months ended November 30, 2007. The decrease in general and administrative expenses relates to reduced costs associated with the startup operations of Global Properties I, and decreased legal fees due to the settlement of several significant legal issues.

NET INCOME:

                       Three months               Three months
                          ended                       ended
                       November 30,   Percent of   November 30,  Percent of
                           2007        Revenue        2006        Revenue     Dollar Change    Percent Change
                           ----        -------        ----        -------     -------------    --------------
Net Income (Loss)      $ (592,727)     -19.6%      $ 117,526        0.9%       $ (710,253)         -604.3%
                       ==========       ====       =========        ===        ==========           =====

Net loss was $592,727 for the three months ended November 30, 2007, compared to net income of $117,526 for the three months ended November 30, 2006. The current period net loss is primarily attributable to reduced revenues at our ICC subsidiary due to a reduction of projects under management and to cancellation of the management agreement with the Chevrolet Center in Youngstown, Ohio.

SIX MONTHS ENDED  NOVEMBER 30, 2007,  COMPARED TO SIX MONTHS ENDED  NOVEMBER 30,
2006

REVENUES:

                                   Six months                  Six months
                                     ended                       ended
                                  November 30,   Percent of   November 30,  Percent of
                                      2007        Revenue        2006        Revenue     Dollar Change    Percent Change
                                      ----        -------        ----        -------     -------------    --------------
Project management fees          $  244,399         3.8%     $ 11,302,016      68.6%      $(11,057,617)       -97.8%
Facility management fees          1,699,167        26.1%        1,500,347       9.1%           198,820         13.3%
Licensing and advertising fees    1,686,422        26.0%        1,754,408      10.6%           (67,986)        -3.9%
Ticket Service Fees               1,952,968        30.1%        1,810,464      11.0%           142,504          7.9%
Automotive parts sales              278,346         4.2%               --       0.0%           278,346           N/A
Franchise fees                      430,025         6.6%          115,000       0.7%           315,025        273.9%
Project development fees            206,250         3.2%               --       0.0%           206,250           N/A
Other revenue                        (1,718)        0.0%            2,706       0.0%            (4,424)      -163.5%
                                 ----------       -----      ------------     -----       ------------        -----
Gross Revenues                   $6,495,859       100.0%     $ 16,484,941     100.0%      $ (9,989,082)       -60.6%
                                 ==========       =====      ============     =====       ============        =====

Total revenues decreased $9,989,082, or 60.6%, from $16,484,941 for the six months ended November 30, 2006, to $6,495,859 for the six months ended November 30, 2007. This decrease was the result of ICC project management revenues which realized a decrease of $11,057,617 from $11,302,016 for the six months ended November 30, 2006, to $244,399 for the six months ended November 30, 2007. This decrease resulted as ICC construction management projects were in the completion stages in 2006 creating significant revenues from acquisition of furniture, fixtures, and equipment on behalf of project owners. The related revenue and expense for these amounts are recognized in the period incurred. Project management revenues represented 68.6% of our total revenue for the six months ended November 30, 2006, compared to 3.8% of our total revenue for the six months ended November 30, 2007.

Facility management revenue increased $198,820, or 13.3%, from $1,500,347 for the six months ended November 30, 2006, to $1,699,167 for the six months ended November 30, 2007. This increase occurred primarily as a result of the opening of two new facilities in October and November 2006. Encore's current facility management contracts include the Santa Anna Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as revenue and are also included in cost of revenues.

Licensing and advertising fees decreased $67,986, or 3.9%, from $1,754,408 for the six months ended November 30, 2006, to $1,686,422 for the six months ended November 30, 2007. This decrease resulted primarily from cancellation of the GEMS sales agreement at the Chevrolet Center in Youngstown, Ohio.

Ticket service fees increased $142,504, or 7.9%, from $1,810,464 for the six months ended November 30, 2006, to $1,952,968 for the six months ended November 30, 2007. This increase in ticket service fees occurred primarily as GETTIX began ticketing operations at new facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona.

Automotive part sales revenue represents sales of our Mustang and Ford F150 Cragar conversion kits.

Franchise fee revenue represents the fees associated with the transfer of CHL franchises.

OPERATING COSTS:

                                     Six months                  Six months
                                       ended                       ended
                                    November 30,   Percent of   November 30,  Percent of
                                        2007        Revenue        2006        Revenue     Dollar Change    Percent Change
                                        ----        -------        ----        -------     -------------    --------------
Cost of revenues                   $ 3,552,665        54.7%     $13,159,772      79.8%      $(9,607,107)       -73.0%
General and administrative costs     5,126,990        78.9%       4,286,382      26.0%          840,608         19.6%
                                   -----------       -----      -----------     -----       -----------         ----
Total Operating Costs              $ 8,679,655       133.6%     $17,446,154     105.8%      $(8,766,499)       -50.2%
                                   ===========       =====      ===========     =====       ===========         ====

Total operating costs decreased by $8,766,499, or 50.2%, from $17,446,154 for the six months ended November 30, 2006, to $8,679,655 for the six months ended November 30, 2007.

Cost of revenue decreased by $9,607,107, or 73.0%, from $13,159,772 for the six months ended November 30, 2006, to $3,552,665 for the six months ended November 30, 2007. This decrease resulted primarily from 1) ICC construction management projects were in the final stages during the prior fiscal quarter, which generates costs associated with the purchase and sale of furniture, fixtures, and equipment on behalf of project owners, and 2) a decrease in facility management payroll associated with the facility in Youngstown, Ohio, due to cancellation of the management agreement.

General and administrative expenses increased $840,608 or 19.6%, from $4,286,382 for the six months ended November 30, 2006, to $5,126,990 for the six months ended November 30, 2007. The increase in general and administrative expenses relates to increased costs associated with the startup operations of Global Properties I, as well as increased legal fees and costs due to the settlement of several legal issues.

NET INCOME:

                   Six months                  Six months
                     ended                       ended
                  November 30,   Percent of   November 30,  Percent of
                      2007        Revenue        2006        Revenue     Dollar Change    Percent Change
                      ----        -------        ----        -------     -------------    --------------
Net Loss         $ (2,111,021)     -32.5%     $(821,134)      -5.0%       $(1,289,887)        157.1%
                 ============       ====      =========        ===        ===========         =====

Net loss was $2,111,021 for the six months ended November 30, 2007, compared to net loss of $821,134 for the six months ended November 30, 2006. The current period loss is primarily attributable to legal costs and reserves established for settlements of several litigation issues, as well as one-time charges associated with a change in an executive position.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007, we have $1,696,924 in cash and cash equivalents. As of November 30, 2007, we have cash collected for GETTIX tickets with a value of approximately $488,000 in connection with events scheduled to occur in the future.

Cash provided by operating activities for the six months ended November 30, 2007, was $266,419 compared to cash provided by operating activities of $5,161,238 for the six months ended November 30, 2006. This decrease in cash provided by operations is related primarily to the current period net operating loss, as well as a reduction in increases in trade accounts payable and accrued liabilities.

A significant source of operating capital during the six months ended November 30, 2007 was from CHL franchise transfer fees. Since CHL franchise fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through these or other sources.

Cash used in investing activities totaled $15,004,861 for the six months ended November 30, 2007, compared to $179,662 for the six months ended November 30, 2006. This use of funds in 2007 related primarily to construction costs of the event center in Wenatchee, Washington. These construction costs are being funded via a construction loan with Marshall Financial Group, LLC, as reflected as a source of funds in the financing section.

Cash provided in financing activities totaled $12,183,824 for the six months ended November 30, 2007, compared to $8,749 for the six months ended November 30, 2006. These are primarily related to funds received from the construction loan with Marshall Financial Group, LLC.

We have a line of credit that will mature on January 19, 2008. As of November 30, 2007, we have no outstanding balance on this credit facility. We have a maximum borrowing capacity of $1,750,000 as a result of a $1,250,000 letter of credit in favor of Marshall Financial Group. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. This line of credit bears interest at a rate of 1% plus prime. As of November 30, 2007, the applicable interest rate was 8.50%. In order to continue borrowing, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity, and a ratio of funded debt to earnings before interest, taxes and depreciation and amortization of not more than 2.5:1 for each quarter. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of November 30, 2007, we were not in compliance with the tangible net worth covenant; however, the bank has agreed to waive this violation.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan. Based on our current forecast and historical results, we believe that we have adequate cash flow from operations to fund our operating needs through November 30, 2008. We expect cash and cash flow will be low in the third and fourth quarter of fiscal 2008. We expect that our current ratio will be close to the minimums required under our line of credit. We are currently in violation of the tangible net worth covenant and have obtained a waiver through February 28, 2008. However, we must maintain a leverage ratio (twelve months trailing EBITDA to outstanding line) of 2.5 in order to draw on the line of credit. We do not expect to be able to maintain this leverage ratio. We are currently in negotiations with our primary bank to insure that all or some portion of our line of credit will be available, however, absent a waiver of this covenant by the bank, we do not anticipate drawing on the line of credit through November 30, 2008. If we do not maintain compliance with these covenants, or if the bank does not waive the violation, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources. We may be required to refinance all or part of our existing debt. We cannot guarantee that we would be able to do so on terms acceptable to us, if at all.

On August 2, 2007, we entered into an agreement with Marshall Financial Group, LLC to borrow up to $52,000,000 for the construction of a multi-purpose events center in Wenatchee, Washington. As part of this agreement, we provided a letter of credit in favor of Marshall Financial Group for $1,250,000. The outstanding principal balance of the note bears interest at prime rate plus .25%. The note is payable in its entirety on August 2, 2009. Financial covenants of the note require that we maintain a level of stockholders' equity of not less than $8,000,000 and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3,500,000. As of November 30, 2007, we were not in compliance with these financial covenants.

At November 30, 2007, the $11,868,249 outstanding balance on the construction loan is classified as long-term notes payable in the consolidated balance sheets. Interest on the loan accumulates monthly and increases note payable and construction in progress. As of November 30, 2007, $1,198,832 of our initial investment in the project was included in construction in progress. We do not expect to finance this initial investment with the loan. We expect to finance future investments in the project with the loan. Expenditures on the project are generally incurred in one month and financed with the loan in the following month, when a draw request is submitted to the bank. As of November 30, 2007, $1,859,118 of payables related to expenditures on the project were included in long-term liabilities, as we expect to finance them with draws on the loan.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is "more likely than not" to be sustained based on the technical merits of the position. We adopted FIN No. 48 on June 1, 2007, and there was no material affect on our financial position or results of operations.

In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standard No. 157 (SFAS 157), "Fair Value Measurements". The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for our fiscal year beginning June 1, 2008, and interim periods within that fiscal year. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for our fiscal year beginning June 1, 2008. We do not expect SFAS No. 159 will have a material effect on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of such period. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of November 30, 2007, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arises out of certain contracts between us and the plaintiffs, pursuant to which we agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit asks for direct damages of $4,500,000 and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005, and is pending in the Maricopa County Superior Court of Arizona. A settlement has been reached and we have established a reserve to reflect the estimated settlement costs.

We are a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. Our claim is for approximately $115,000 in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at November 30, 2007, related to this matter.

Global is the claimant and counter-respondent in an arbitration against Global Spectrum, L.P. ("Spectrum"). This arbitration is being conducted by the American Arbitration Association in Phoenix, Arizona, and stems from a settlement agreement entered into between Global and Spectrum (the "Settlement Agreement"). Global seeks the arbitrators' declaration that Global is not obligated to make any more payments to Spectrum under the Settlement Agreement alleging that Spectrum misrepresented material facts to induce Global to execute the Settlement Agreement. We established a reserve to reflect the estimated settlement costs in the first quarter of fiscal year 2008 and we settled the matter in the second quarter of fiscal year 2008.

International Coliseums Company ("ICC") is the plaintiff in a lawsuit it filed against the City of Youngstown, Ohio (the "City"). The lawsuit seeks a determination that the City took certain actions which prohibited ICC from performing as contracted under the management agreement between the parties. We established a reserve to reflect the estimated settlement costs in fiscal 2007 and we settled the matter in the second quarter of fiscal 2008. The settlement eliminated the contingency related to certain guaranteed economic performance standards in the Youngstown, Ohio, facility contract.

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


                              Global Entertainment Corporation
                                     (Registrant)


January 14, 2008              By /s/ Richard Kozuback
                                 -----------------------------------------------
                                 Richard Kozuback
                                 President & Chief Executive Officer



January 14, 2008              By /s/ James Yeager
                                 -----------------------------------------------
                                 James Yeager
                                 Senior Vice President & Chief Financial Officer

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