Form 10QSB
period 2008-02-29
GLOBAL ENTERTAINMENT CORP
filed 2008-04-14
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: February 29, 2008

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

                       1600 North Desert Drive, Suite 300
                              Tempe, Arizona 85281
                                 (480) 994-0772

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

Number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2008:

                          Common Stock, $.001 par value
                                6,625,112 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                              REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED FEBRUARY 29, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

     Condensed Consolidated Balance Sheets - As of February 29, 2008
     (Unaudited) and May 31, 2007                                              3

     Condensed Consolidated Statements of Operations (Unaudited) -
     Three and Nine Months Ended February 29, 2008 and February 28, 2007       4

     Condensed Consolidated Statements of Changes in Stockholders'
     Equity - Year ended May 31, 2007 and Nine Months Ended
     February 29, 2008 (Unaudited)                                             5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Nine Months Ended February 29, 2008 and February 28, 2007                 6

     Notes to Condensed Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             18

Item 3. Controls and Procedures                                               25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     25

Item 6. Exhibits                                                              26

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of February 29, 2008 and May 31, 2007
                    (in thousands, except per share amounts)

                                                                      February 29,          May 31,
                                                                          2008               2007
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $    957           $  4,252
  Accounts receivable - trade, net of $2 and $557
   at February 29, 2008 and May 31, 2007                                   3,402              3,522
  Accounts receivable - other                                                 72                102
  Prepaid expenses and other assets                                          758                790
  Income taxes receivable                                                    138                 63
  Deferred income tax asset                                                   14                 14
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                 5,341              8,743

Property and equipment, net                                                  177                221
Construction in progress                                                  21,818                 --
Intangible assets, net                                                     2,735              2,743
Goodwill                                                                     519                519
Deferred income tax asset, net of valuation allowance                         44                 --
Other assets                                                                  66                 80
                                                                        --------           --------
      TOTAL ASSETS                                                      $ 30,700           $ 12,306
                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $  2,285           $  3,263
  Accrued liabilities                                                      1,539              1,710
  Deferred revenues                                                          393                313
  Notes payable - current portion                                            511                 --
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                            4,728              5,286

Deferred income tax liability                                                 66                 66
Long-term liabilities                                                      4,699                 --
Notes payable - long-term portion                                         16,077                 --
                                                                        --------           --------
      TOTAL LIABILITIES                                                   25,570              5,352
                                                                        --------           --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                            20                 --

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000 shares authorized;
   no shares issued or outstanding                                            --                 --
  Common stock - $.001 par value; 50,000 shares authorized;
   6,625 and 6,508 shares issued and outstanding as of
   February 29, 2008 and May 31, 2007                                          7                  7
  Paid-in capital                                                         10,921             10,731
  Retained deficit                                                        (5,818)            (3,784)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                           5,110              6,954
                                                                        --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 30,700           $ 12,306
                                                                        ========           ========

                 The Accompanying Notes are an Integral Part of
                the Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended February 29, 2008 and February 28, 2007
              (Unaudited) (in thousands, except per share amounts)

                                               Three Months Ended                Nine Months Ended
                                         -----------------------------     -----------------------------
                                         February 29,     February 28,     February 29,     February 28,
                                            2008             2007             2008             2007
                                          --------         --------         --------         --------
Revenues
  Project management fees                 $    132         $  1,861         $    376         $ 13,162
  Facility management fees                     783            1,645            2,482            3,146
  Licensing and advertising fees               876              960            2,842            2,714
  Ticket service fees                        1,040            1,180            2,993            2,991
  Project development fees                     317               --              523               --
  Franchise fees                                --               --              430              115
  Other revenue                                 24                8               42               11
                                          --------         --------         --------         --------
Total Revenues                               3,172            5,654            9,688           22,139
                                          --------         --------         --------         --------
Operating Costs
  Cost of revenues                           1,660            3,918            5,213           17,173
  General and administrative costs           1,543            2,214            6,670            6,501
                                          --------         --------         --------         --------
Total Operating Costs                        3,203            6,132           11,883           23,674
                                          --------         --------         --------         --------

Income (Loss) from Operations                  (31)            (478)          (2,195)          (1,535)

Other Income (Expense)
  Interest income                               15               80               96              228
  Interest expense                             (14)              (4)             (22)             (12)
  Minority interests                            --               98              (20)             194
                                          --------         --------         --------         --------
Total Other Income                               1              174               54              410
                                          --------         --------         --------         --------

Loss Before Income Taxes                       (30)            (304)          (2,141)          (1,125)

Income Tax Benefit                             107               --              107               --
                                          --------         --------         --------         --------

Net Income (Loss)                         $     77         $   (304)        $ (2,034)        $ (1,125)
                                          ========         ========         ========         ========

Earnings (Loss) Per Share
  - basic                                 $   0.01         $  (0.05)        $  (0.31)        $  (0.17)
                                          ========         ========         ========         ========
  - diluted                               $   0.01         $  (0.05)        $  (0.31)        $  (0.17)
                                          ========         ========         ========         ========
Weighted Average Shares Outstanding
  - basic                                    6,542            6,508            6,518            6,501
                                          ========         ========         ========         ========
  - diluted                                  6,542            6,508            6,518            6,501
                                          ========         ========         ========         ========

                 The Accompanying Notes are an Integral Part of
                the Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Year Ended May 31, 2007 and the Nine Months Ended February 29, 2008
                                 (in thousands)

                                                Common Stock                        Retained
                                            ---------------------      Paid-in      Earnings
                                            Shares         Amount      Capital      (Deficit)       Total
                                            ------         ------      -------      ---------       -----
Balance at May 31, 2006                       6,487        $   7      $ 10,666      $    341       $ 11,014

Exercise of options                              11           --             9            --              9

Issuance of restricted stock                     10           --            56            --             56

Net loss for the fiscal year ended
 May 31, 2007                                    --           --            --        (4,125)        (4,125)
                                           --------        -----      --------      --------       --------

Balance at May 31, 2007                       6,508            7        10,731        (3,784)         6,954

Exercise of options (Unaudited)                  14           --            --            --             --

Issuance of restricted stock (Unaudited)          3           --            27            --             27

Issuance of stock (Unaudited)                   100           --           163            --            163

Net loss for the nine  months ended
 February 29, 2008 (Unaudited)                   --           --            --        (2,034)        (2,034)
                                           --------        -----      --------      --------       --------
Balance at February 29, 2008
 (Unaudited)                                  6,625        $   7      $ 10,921      $ (5,818)      $  5,110
                                           ========        =====      ========      ========       ========

                 The Accompanying Notes are an Integral Part of
                the Condensed Consolidated Financial Statements

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended February 29, 2008 and February 28, 2007
                           (Unaudited) (in thousands)

                                                                     For the Nine Months Ended
                                                                  -------------------------------
                                                                  February 29,       February 28,
                                                                     2008               2007
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (2,034)          $ (1,125)
  Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation and amortization                                      149                133
     Provision for doubtful accounts                                     72                 28
     Issuance of stock to vendor                                        163                 --
     Other                                                                4                 14
     Changes in assets and liabilities -
       Decrease (increase) accounts receivable
         - trade                                                         48                648
         - other                                                         30                (12)
       Decrease (increase) in prepaid expenses and other assets          32               (223)
       Increase in income taxes receivable                              (75)                --
       Decrease (increase) in other assets                               14                 (1)
       Decrease in accounts payable                                    (574)              (313)
       Increase (decrease) in  accrued liabilities                     (171)             1,233
       Increase (decrease) in deferred revenues                          80               (487)
                                                                   --------           --------
Net cash used in operating activities                                (2,262)              (105)
                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (119)              (107)
  Proceeds from sale of property and equipment                           21
  Construction in progress                                          (17,119)                --
  Proceeds from sale of fixed assets                                     --
  Purchase of trademarks                                                 --                (90)
                                                                   --------           --------
Net cash used in investing activites                                (17,217)              (197)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable proceeds                                             16,200                 --
  Notes payable payments                                                (16)                --
  Stock options exercised                                                --                  9
                                                                   --------           --------
Net cash provided by financing activities                            16,184                  9
                                                                   --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (3,295)              (293)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        4,252              5,438
                                                                   --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    957           $  5,145
                                                                   ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest                         $     18           $      9
                                                                   ========           ========
  Cash paid during the period for income taxes                     $     --           $     --
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

Operating results for the three and nine month periods ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008, or for any other period. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended May 31, 2007.

Certain reclassification are reflected in prior periods for the purpose of consistent presentation.

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

Material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, facility management performance guarantee liabilities, the carrying value of goodwill and intellectual property, the realization of deferred income tax assets, the fair value of liability related to the secondary guarantee related to a worker's compensation program, and the allocation of expenses and division of profit relating to the joint operating agreement. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

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

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


Licensing and Advertising Fees: Pursuant to the terms of the Joint Operating Agreement (JOA), each team in the WPHL/CHL pays annual assessment fees of $75 thousand, plus $15 thousand per annum for officiating costs. In addition, the 14 teams from the WPHL pay an extra $10 thousand annually to cover our costs. The fees are recognized ratably over the year in relation to expenses incurred. At the end of the year, net profits, or losses are shared proportionately with each member of the JOA. GEMS sells certain contractual rights, including facility naming rights, luxury suite sales, club seat license sales, facility sponsorship agreements, and ticket operations contracts. The revenue from these contracts is recognized when earned in accordance with the contract. Corporate sponsorship fees represent amounts received from third-party sponsors. Revenue from this source is recognized when earned based on the terms of the agreement. Cragar owns the exclusive right to sell, market, and promote the CRAGAR(R) brand name. For this right, we receive royalties based on the sale of licensed products. This revenue is recognized at the completed sale of the licensed products.

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

Ticket Service Fees: GETTIX is a ticketing agent with various venues, theaters, event centers, and private entities requiring services to fulfill orders to ticketed events. Revenues are generated from the fees charged for processing ticket orders. These revenues are recognized upon completion of the sale. Ticketing revenues are recorded based on the net fees retained by GETTIX in accordance with EITF 99-19.

Automotive Part Sales: Cragar product sales include Cragar Edition Vehicle Kits, brakes, exhaust, and other aftermarket automotive products. Revenues are generated from the sale of these branded products to automotive retailers and distributors. These revenues are recognized at the time of delivery to our customers.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


EARNINGS (LOSS) PER SHARE (EPS) (in thousands, except per share amounts)

                                                        Three Months Ended                Nine Months Ended
                                                     --------------------------      ---------------------------
                                                     February 29,  February 28,      February 29,   February 28,
                                                        2008          2007              2008           2007
                                                      --------      --------          --------       --------
Earnings (loss) attributable to common shares         $     77      $   (304)         $ (2,034)      $ (1,125)
Basic EPS - weighted average shares outstanding          6,542         6,508             6,518          6,501
                                                      --------      --------          --------       --------
     Basic earnings (loss) per share                  $   0.01      $  (0.05)         $  (0.31)      $  (0.17)
                                                      ========      ========          ========       ========

Basic EPS - weighted average shares outstanding          6,542         6,508             6,518          6,501
Effect of dilutive securities                               --            --                --             --
                                                      --------      --------          --------       --------
Diluted EPS - weighted average shares outstanding        6,542         6,508             6,518          6,501
                                                      --------      --------          --------       --------
     Diluted earnings (loss) per share                $   0.01      $  (0.05)         $  (0.31)      $  (0.17)
                                                      ========      ========          ========       ========

Average outstanding securities not included in
 diluted EPS because effect would be antidilutive -
   Stock options                                           397           595               494            599
   Warrants                                                276           216               276            216
   Restricted stock                                         15            15                20              9

Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is more likely than not to be sustained based on the technical merits of the position. We adopted FIN No. 48 on June 1, 2007, and there was no material effect on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for our fiscal year beginning June 1, 2008. We do not expect SFAS No. 159 will have a material effect on our financial position or results of operations.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". This statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement also provides consolidated income statement presentation guidance and expanded disclosures. This statement is effective for our fiscal year beginning June 1, 2008. We have not yet evaluated the effect SFAS No. 160 will have on our financial position or results of operations.

--------------------------------------------------------------------------------
                                     NOTE 2
                         INTANGIBLE ASSETS AND GOODWILL
--------------------------------------------------------------------------------

Intangible assets were comprised of the following (in thousands):

                                               February 29,         May 31,
                                                  2008               2007
                                                --------           --------
Trademarks                                      $    108           $    108
Covenant not to compete                               50                 50
                                                --------           --------
                                                     158                158
Less: accumulated amortization                       (60)               (52)
                                                --------           --------
Finite life intangibles, net                          98                106
Trademarks not subject to amortization             2,637              2,637
                                                --------           --------
                                                $  2,735           $  2,743
                                                ========           ========

                                               February 29,       February 28,
                                                  2008               2007
                                                --------           --------
Amortization expense -
  Three months ended                            $      3           $      3
                                                ========           ========
  Nine months ended                             $      8           $      8
                                                ========           ========

During the fiscal year ended May 31, 2007, we determined that, based on estimated future cash flows, the carrying amount of Cragar trademarks exceeded fair value by $906 thousand; accordingly, an impairment loss of that amount was recognized in fiscal year 2007. We have evaluated the recoverability of the trademarks as of February 29, 2008, and believe no additional impairment existed at that date.

As of February 29, 2008, the aggregated amortization expense expected for the next five years for all intangible assets subject to amortization is $41 thousand. As of February 29, 2008, the weighted average remaining life of our intangible assets subject to amortization is approximately 9 years.

At February 29, 2008 and May 31, 2007, goodwill relates to our ICC segment.

--------------------------------------------------------------------------------
                                     NOTE 3
                                     EQUITY
--------------------------------------------------------------------------------

During the nine months ended February 29, 2008 and February 28, 2007, we did not issue options to purchase shares of common stock.

During fiscal 2007, we adopted the 2007 Long-Term Incentive Plan. The plan authorizes the Board of Directors to grant restricted stock awards to selected officers, employees, outside consultants and our directors or its wholly owned subsidiaries for up to an aggregate of 320 thousand shares of common stock. Awards to non-employee directors vest over two years, awards to officers and employees vest over four years, and awards made to consultants or advisors shall

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


be determined by the Compensation Committee of the Board of Directors. Through February 29, 2008, 34 thousand shares of restricted stock have been granted.

The following table summarizes our restricted stock plan status (in thousands):

                                         Three Months Ended                 Nine Months Ended
                                    -----------------------------     -----------------------------
                                    February 29,     February 28,     February 29,     February 28,
                                       2008             2007             2008             2007
                                       ----             ----             ----             ----
General and administrative costs       $ 54             $  8             $ 66             $ 14
Restricted stock shares -
  Unvested as of period end              21               15               21               15
  Granted during the period               6               --               19               15
  Vested during the period               --               --               13               --

Restricted stock grants to consultants are revalued as of each period end.

In February 2008, we issued 100 thousand shares of common stock, valued at $1.63 per share, in connection with the settlement of a legal matter.

--------------------------------------------------------------------------------
                                     NOTE 4
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

We had a $3.0 million line of credit which matured on January 19, 2008, at an interest rate of 1% plus prime. The line of credit has been amended. It now matures on July 1, 2008, has been reduced to $1.75 million, and bears interest at a rate of 2% plus prime (8.0% at February 29, 2008). As of February 29, 2008, we have no outstanding balance on this credit facility. At February 29, 2008, we had a maximum borrowing capacity of $0.5 million, as a result of a $1.25 million letter of credit in favor of Marshall Financial Group, which reduced our available line of credit. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of February 29, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant; however, the bank has agreed to waive this covenant violation.

In August 2007 we entered into an agreement with Marshall Financial Group, LLC to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington. As part of this agreement, we provided a letter of credit in favor of Marshall Financial Group for $1.25 million. The outstanding principal balance of the note bears interest at the prime rate plus 0.25% (6.25% at February 29, 2008). The note is payable in its entirety in August 2009. Financial covenants of the note require that we maintain a level of stockholders' equity of not less than $8.0 million and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3.5 million. As of February 29, 2008, we were not in compliance with these financial covenants.

At February 29, 2008, the $15.9 million outstanding balance on the construction loan is classified as a long-term notes payable in the condensed consolidated balance sheets. Interest on the loan accumulates monthly and increases note payable and construction in progress. Accumulated interest through February 29, 2008, totals $0.5 million.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


In the third quarter of fiscal 2008, we entered into a note payable in connection with settlement of a legal matter. The note calls for 36 payments of $10 thousand monthly through December 2010. We recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs.

In the third quarter of fiscal 2008, we entered into an agreement with a vendor to finance $0.4 million of accounts payable under a note. The note bears interest at 8.3% and is payable in monthly installments of $84 thousand through July 2008.

Principal maturities of notes payable are as follows (in thousands):

     Twelve Months
    Ended February
    --------------
        2009         $    511
        2010           15,980
        2011               97
                     --------
       Total         $ 16,588
                     ========

--------------------------------------------------------------------------------
                                     NOTE 5
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

PURCHASE COMMITMENTS

In connection with the construction  project in Wenatchee,  Washington,  we have
purchase   commitments  for   construction,   furniture  and  fixtures  totaling
approximately $25 million at February 29, 2008.

OPERATING LEASES

The minimum lease payments and minimum annual fees for operating leases and software contracts are as follows (in thousands):

     Fiscal Year
     -----------
        2008                  $ 283
        2009                    877
        2010                    863
        2011                    716
        2012                    295
     Thereafter                 295

LITIGATION

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of February 29, 2008, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving our franchisee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. Our claim is for approximately $115 thousand in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at February 29, 2008 related to this matter.

We were a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arose out of certain contracts between us and the plaintiffs, pursuant to which we agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. This suit was filed in December 2005, and was pending in the Maricopa County Superior Court of Arizona. We established a reserve to reflect the estimated settlement costs in the first quarter of fiscal 2008. In February 2008, we settled the matter with a combination of stock, cash and a note payable, for $0.3 million less than originally estimated. Third quarter results reflect this change as a reduction in general and administrative costs.

Global was the claimant and counter-respondent in an arbitration against Global Spectrum, L.P. (Spectrum). This arbitration was being conducted by the American Arbitration Association in Phoenix, Arizona, and stemmed from a settlement agreement entered into between Global and Spectrum. Global sought the arbitrators' declaration that Global was not obligated to make any more payments to Spectrum under the settlement agreement alleging that Spectrum misrepresented material facts to induce Global to execute the settlement agreement. We established a reserve to reflect the estimated settlement costs in the first quarter of fiscal year 2008 and we settled the matter in the second quarter of fiscal year 2008.

International Coliseums Company was the plaintiff in a lawsuit it filed against the City of Youngstown, Ohio. The lawsuit sought a determination that the City took certain actions which prohibited ICC from performing as contracted under the management agreement between the parties. We established a reserve to reflect the estimated settlement costs in fiscal 2007 and we settled the matter in the second quarter of fiscal 2008. The settlement eliminated the contingency related to certain guaranteed economic performance standards in the Youngstown, Ohio, facility contract.

CONTINGENCIES

Pursuant to the joint operating agreement between the CHL and the WPHL, the CHL has an option to purchase all of the WPHL's interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL. Although our strategy is to increase revenue from our arena development and marketing and licensing businesses, the exercise of this option by the CHL would require us to enter into an agreement not to compete with the CHL for a period of five years, and eliminate a current primary source of revenue. The earliest such a transaction could occur would be at the end of the 2011 fiscal year. We are currently in negotiations with CHL regarding their payment of outstanding receivables totaling $0.2 million, and other matters.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of February 29, 2008.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


As of February 29, 2008, we have entered into various employment contracts with key employees. Under certain circumstances we may be liable to pay amounts based on the related contract terms.

GUARANTEES

We have entered into a contract with the entertainment facility in Rio Rancho, New Mexico which guarantees certain economic performance standards. The term of this contract is for a period of 10 years and expires in December 2014. In the event these economic performance standards are not reached, we are obligated to subsidize the difference between the actual performance and the guaranteed performance. There are no recourse provisions under this agreement. It is not possible to estimate a potential liability under this guarantee because of the conditional nature of our obligations and the unique facts and circumstances involved in the agreement. The maximum amount of future payments we could be required to make under the performance guarantee is theoretical due to various unknown factors. However, the subsidy would be limited to the operating loss of the facility for each year of the guarantee. We have never made a material subsidy from this guarantee and do not believe that any potential subsidy would be material.

We have entered into a contract with the entertainment facility in Prescott Valley, Arizona which provides a limited guarantee of the debt service payments of the facility. The term of this contract is for a period of 25 years. In the event of any shortfalls in debt service payments, amounts will first be paid by third party escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by the Prescott Valley Events Center, LLC (see Note 6, Joint Venture) of $250 thousand 2) $100 thousand per year (increasing annually by inflation) from the Town of Prescott Valley and 3) earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee. There are no recourse provisions under this agreement. We have never experienced a material loss under this contract and do not believe that any potential loss would be material. As such, no value has been assigned to the guarantee as of February 29, 2008.

In February 2008, we entered into a management agreement with the City of Allen, Texas relative to a multi-purpose event center to be constructed in that city. The initial term of this agreement is fifteen years, with an option by the city to renew for an additional five years under certain conditions. This agreement includes a guarantee that the event center will operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement. This guarantee requires that all amounts reasonably required for the operation and maintenance of the event center will be generated by the operation of the event center, or otherwise paid by us. Should we be obligated to fund any operational shortfalls, the agreement provides for reimbursement to us from future profits from the event center. The maximum amount of future payments we could be required to make under this operational guarantee is theoretical due to various unknown factors. However, the guarantee would be limited to the operational loss from the facility for each year of the guarantee, less any reimbursements from the facility. We do not believe that any potential guarantee payments would be material.

As of February 29, 2008, we provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $1.5 million related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of February 29, 2008. We believe the amount of payments under this guarantee is negligible, and as such, have assigned no value to this guarantee at February 29, 2008.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


--------------------------------------------------------------------------------
                                     NOTE 6
                                  JOINT VENTURE
--------------------------------------------------------------------------------

During the fiscal year ended May 31, 2006, we entered into a joint venture partnership agreement with Prescott Valley Signature Entertainment, LLC. This joint venture was formed to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona through the Pre-Annexation Development Agreement with the Town of Prescott Valley. We are the managing member of Prescott Valley Events Center, LLC (PVEC) and are responsible for the planning, promotion and fulfillment of the joint venture operations. We account for our investment in PVEC by the equity method. Our interest in this entity is not a controlling one, as we do not own a majority voting interest and as our ability to affect the business operations is significantly limited by the partnership operating agreement. The PVEC operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member. Each member must contribute $1,000 for a 50% interest in the joint venture. We will also contribute $250 thousand as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1.5 million as preferred capital. Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC. If funds available to PVEC are insufficient to fund operations, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. We have a limited contingent liability for the debt service payments on the facility. In the event of any shortfalls in debt service payments, amounts will first be paid by escrow accounts funded by 2% of the Transaction Privilege Tax collected from the surrounding project area and from a lockbox account containing 1) an initial contribution by PVEC of $250 thousand, 2) $100 thousand per year (increasing annually by inflation) from the Town of Prescott Valley and 3) earnings from the arena operations. The maximum potential future payments required under this guarantee are limited to our annual management fee which we estimate to be approximately $140 thousand.

We did not earn income or incur any losses from PVEC for the nine months ended February 29, 2008.

During the fiscal year ended May 31, 2006, we purchased a liquor license to be used in the operations of the Prescott Valley Events Center. This license will be contributed to the PVEC and as such is classified on our balance sheet under other assets as of February 29, 2008.

--------------------------------------------------------------------------------
                                     NOTE 7
                               SEGMENT INFORMATION
--------------------------------------------------------------------------------

Each of our subsidiaries is a separate legal entity with a separate management structure. Our corporate operations exist solely to support its subsidiary segments. As such, certain corporate overhead costs are allocated to the operating segments. There are no differences in accounting principles between the operations. The following is a summary of certain financial information for our areas of operation (in thousands):

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


                                                       Nine Months Ended
                                               ---------------------------------
                                                                    Income (Loss)
                                                                       Before
                                                Gross Revenues      Income Taxes         Assets
                                                --------------      ------------         ------
                                                                         (e)
February 29, 2008
  Global Entertainment Corporate Operations        $    174           $ (2,268)        $ 23,793 (a)
  Central Hockey League/WPHL                          1,907                543              903
  Global Properties I                                   373               (211)             566
  International Coliseums                               527                 36              674
  Encore Facility Management                          2,482               (534)             141
  Global Entertainment Marketing Systems                629                (32)             147
  Global Entertainment Ticketing                      2,994                543            1,532 (c)
  Cragar Industries                                     602               (218)           2,944
                                                   --------           --------         --------
                                                   $  9,688           $ (2,141)        $ 30,700
                                                   ========           ========         ========
February 28, 2007
  Global Entertainment Corporate Operations        $     --           $     --         $  5,875
  Central Hockey League/WPHL                          1,700               (449)           1,551
  Global Properties I                                    --               (640)             269
  International Coliseums                            13,162 (b)            324            3,858 (b)
  Encore Facility Management                          3,146               (633)             146
  Global Entertainment Marketing Systems                719                143              210
  Global Entertainment Ticketing                      2,991                624              161 (c)
  Cragar Industries                                     421               (494)           4,064 (d)
                                                   --------           --------         --------
                                                   $ 22,139           $ (1,125)        $ 16,134
                                                   ========           ========         ========

----------
(a) Global Entertainment Corporate Operations assets include the construction in progress of $21.8 million at February 29, 2008. Global Entertainment Corporate Operations assets include cash and cash equivalents of $957 thousand at February 29, 2008, and $4,252 thousand at February 28, 2007.
(b) International Coliseums gross revenues for the nine months ended February 28, 2007, include revenues for furniture, fixtures and equipment, as well as management fees and other items on projects not recurring in fiscal 2008. Assets as of February 28, 2007, include receivables for such items, not in receivables as of February 29, 2008, as well as retainage receivables on those projects.
(c) Global Entertainment Ticketing assets as of February 29, 2008, were higher than assets as of February 28, 2007, primarily due to the timing of collection of credit card sales.
(d) In the quarter ended May 31, 2007, we recorded an impairment of $0.9 million to the carrying value of the Cragar trademarks.
(e) In the nine months ended February 28, 2007, all Global Entertainment Corporate Operations actual costs were allocated to the operating segments as a management fee. In the nine months ended February 29, 2008, the management fee is fixed at a lower rate.

--------------------------------------------------------------------------------
                                     NOTE 8
                            CONSTRUCTION IN PROGRESS
--------------------------------------------------------------------------------

Construction costs associated with the Wenatchee Events Center in Wenatchee, Washington, including all direct and indirect costs, including interest during the construction period, are being recorded as construction in progress and capitalized until the building is completed and placed into service. Accumulated interest through February 29, 2008, totals $0.5 million. We expect project costs to total between $52 million and $54 million and completion in our fiscal 2009 second quarter.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


--------------------------------------------------------------------------------
                                     NOTE 9
                                     CRAGAR
--------------------------------------------------------------------------------

In March 2008, a Special Committee of the Board of Directors engaged an investment advisor to market our Cragar business and assets, which consist primarily of trademarks. That investment advisor has an active program to locate a buyer for all or part of the Cragar business and assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995 regarding future events, including statements concerning our future operating results and financial condition and our future capital needs and sources. These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, under the section entitled Management's Discussion and Analysis--Factors That May Affect Future Results. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

GENERAL

The following is management's discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

OVERVIEW - COMPANY DESCRIPTION

Global Entertainment Corporation (referred to in this form as we, us, Global or GEC) is an integrated event and entertainment company that is engaged, through its seven wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, venue ticketing and brand licensing. We are primarily focused on projects located in mid-size communities.

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

In June 2004, we formed Global Entertainment Ticketing, Inc. (GETTIX), a third party provider of ticketing services for the multipurpose event centers developed by ICC, existing CHL franchisees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators. GETTIX provides a full in house ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GETTIX uses state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and full marketing resources.

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

OVERVIEW - OPERATIONS

During the nine months ended February 29, 2008, we incurred a net loss of $2.0 million primarily attributable to legal fees, loss reserves associated with the settlement of various legal claims, expenses associated with the launch of our Cragar Edition vehicle kits, and operating revenues were lower than anticipated.

In March 2008, a Special Committee of the Board of Directors engaged an investment advisor to market our Cragar business and assets, which consist primarily of trademarks. That investment advisor has an active program to locate a buyer for all or part of the Cragar business and assets.

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

Revenue on automotive part sales is recognized upon delivery.

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

THREE MONTHS ENDED FEBRUARY 29, 2008, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2007

REVENUES (in thousands):

                                                  Three Months Ended
                                   ------------------------------------------------
                                   February 29,     % of     February 28,    % of
                                      2008        Revenue       2007        Revenue      Change     % Change
                                      ----        -------       ----        -------      ------     --------
Project management fees             $   132          4.2      $ 1,861         32.9      $(1,729)      (92.9)
Facility management fees                783         24.7        1,645         29.1         (862)      (52.4)
Licensing and advertising fees          876         27.6          960         17.0          (84)       (8.8)
Ticket service fees                   1,040         32.8        1,180         20.9         (140)      (11.9)
Project development fees                317         10.0           --           --          317         NA
Other revenue                            24          0.8            8          0.1           16       200.0
                                    -------      -------      -------      -------      -------     -------
Gross Revenues                      $ 3,172        100.0      $ 5,654        100.0      $(2,482)      (43.9)
                                    =======      =======      =======      =======      =======     =======

Total revenues decreased $2.5 million, or 43.9%, from $5.7 million for the three months ended February 28, 2007, to $3.2 million for the three months ended February 29, 2008. This decrease was primarily the result of the decrease in ICC project management revenues of $1.7 million and the decrease in facility management revenues of $0.9 million.

ICC project management revenues decreased $1.7 million, or 92.9%, from $1.9 million for the three months ended February 28, 2007, to $132 thousand for the three months ended February 29, 2008. This decrease resulted as ICC construction project management agreements were in the completion stages in fiscal 2007 creating significant revenues from procurement of furniture, fixtures, and equipment on behalf of project owners. The related revenue and expense for these procurements are recognized in the period incurred. In February 2008, ICC signed a project management agreement with the City of Allen, Texas. The agreement is expected to yield ICC monthly project management fees, and other fees, in excess of $2.0 million over the course of the twenty months beginning February 2008.

Facility management fees decreased $0.9 million, or 52.4%, from $1.6 million for the three months ended February 28, 2007, to $0.8 million for the three months ended February 29, 2008. This decrease occurred primarily as a result of cancellation of the management contract with the Chevrolet Center in Youngstown, Ohio. Encore's current facility management contracts include the Santa Anna Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona, and preopening service fees for Wenatchee, Washington. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as revenue and are also included in cost of revenues.

Licensing and advertising fees decreased $0.1 million, or 8.8%, from $1.0 million for the three months ended February 28, 2007, to $0.9 million for the three months ended February 29, 2008. This decrease resulted primarily from 1) decreased GEMS sales and marketing revenue relating to the facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) cancellation of the management contract with the Chevrolet Center in Youngstown, Ohio.

Ticket service fees decreased $0.1 million, or 11.9%, from $1.2 million for the three months ended February 28, 2007, to $1.0 million for the three months ended February 29, 2008. This decrease in ticket service fees occurred primarily as attendance in facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona was below prior year events.

Project development fees were $0.3 million in the three months ended February 28, 2007, compared to zero in the prior year, as Global Properties I signed a project management agreement with the City of Allen, Texas in February of 2008. With the signing, we recognized 50% of our contractual development fees. The agreement is expected to yield Global Properties I another project management fee of $0.2 million in the first quarter of fiscal 2009.

OPERATING COSTS (in thousands):

                                                  Three Months Ended
                                   ------------------------------------------------
                                   February 29,     % of     February 28,    % of
                                      2008        Revenue       2007        Revenue      Change     % Change
                                      ----        -------       ----        -------      ------     --------
Cost of revenues                    $ 1,660        52.3       $ 3,918        69.3       $(2,258)     (57.6)
General and administrative costs      1,543        48.6         2,214        39.2          (671)     (30.3)
                                    -------       -----       -------       -----       -------      -----
Total Operating Costs               $ 3,203       101.0       $ 6,132       108.5       $(2,929)     (47.8)
                                    =======       =====       =======       =====       =======      =====

Total operating costs decreased by $2.9 million or 47.8%, from $6.1 million for the three months ended February 28, 2007, to $3.2 million for the three months ended February 29, 2008.

Cost of revenues decreased by $2.3 million or 57.6%, from $3.9 million for the three months ended February 28, 2007, to $1.7 million for the three months ended February 29, 2008. This decrease resulted primarily from 1) ICC construction management projects being in the final stages during the prior year's fiscal quarter, which generates costs associated with the purchase and sale of furniture, fixtures, and equipment on behalf of project owners and 2) a decrease in facility management payroll associated with the facility in Youngstown, Ohio, due to cancellation of the management agreement.

General and administrative expenses decreased $0.7 million, or 30.3%, from $2.2 million for the three months ended February 28, 2007, to $1.5 million for the three months ended February 29, 2008. The decrease in general and administrative expenses relates to a $0.6 million decrease in legal and settlement costs due to
1) a reduction in legal defense costs with the settlement of several significant legal issues and 2) the $0.3 million reduction in a settlement reserve established in the first quarter of fiscal 2008 to reflect the actual settlement costs in the third quarter of fiscal 2008.

NET INCOME (in thousands):

                                         Three Months Ended
                          ------------------------------------------------
                          February 29,     % of     February 28,    % of
                             2008        Revenue       2007        Revenue      Change     % Change
                             ----        -------       ----        -------      ------     --------
Net Income (Loss)            $ 77          2.4        $ (304)       (5.4)        $ 381      (125.3)
                             ====          ===        ======        ====         =====      ======

Net income was $77 thousand for the three months ended February 29, 2008, compared to a net loss of $304 thousand for the three months ended February 28, 2007. The current period net income includes a $75 thousand tax benefit resulting from the release of a portion of the valuation allowance on tax net operating losses when we utilized losses with a carryback. The near break-even operations before taxes are primarily attributable to reduced revenues at our ICC subsidiary due to a reduction of projects under management and to cancellation of the management agreement with the Chevrolet Center in Youngstown, Ohio, offset by the $0.3 million reduction in a settlement reserve established in the first quarter of fiscal 2008 to reflect the actual settlement costs in the third quarter of fiscal 2008.

NINE MONTHS ENDED FEBRUARY 29, 2008, COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2007

REVENUES (in thousands):

                                                   Nine Months Ended
                                   ------------------------------------------------
                                   February 29,     % of     February 28,    % of
                                      2008        Revenue       2007        Revenue      Change     % Change
                                      ----        -------       ----        -------      ------     --------
Project management fees             $    376         3.9     $ 13,162         59.5      $(12,786)      (97.1)
Facility management fees               2,482        25.6        3,146         14.2          (664)      (21.1)
Licensing and advertising fees         2,842        29.3        2,714         12.3           128         4.7
Ticket service fees                    2,993        30.9        2,991         13.5             2         0.1
Project development fees                 523         5.4           --           --           523         NA
Franchise fees                           430         4.4          115          0.5           315         NA
Other revenue                             42         0.4           11          0.1            31       281.8
                                    --------      ------     --------       ------      --------      ------
Gross Revenues                      $  9,688       100.0     $ 22,139        100.0      $(12,451)      (56.2)
                                    ========      ======     ========       ======      ========      ======

Total revenues decreased $12.5 million, or 56.2%, from $22.1 million for the nine months ended February 28, 2007, to $9.7 million for the nine months ended February 29, 2008. This decrease was the result of ICC project management revenues which decreased $12.8 million, from $13.2 million for the nine months ended February 28, 2007, to $0.4 million for the nine months ended February 29, 2008. This decrease resulted as ICC construction management projects were in the completion stages in fiscal 2007, creating significant revenues from procurement of furniture, fixtures, and equipment on behalf of project owners. The related revenue and expense for these amounts are recognized in the period incurred.

Facility management fees decreased $0.7 million, or 21.1%, from $3.1 million for the nine months ended February 28, 2007, to $2.5 million for the nine months ended February 29, 2008. This decrease occurred primarily as a result of cancellation of the management contract with the Chevrolet Center in Youngstown, Ohio. Encore's current facility management contracts include the Santa Anna Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona, and preopening service fees for Wenatchee, Washington. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as revenue and are also included in cost of revenues.

Licensing and advertising fees increased $0.1 million, or 4.7% from $2.7 million for the nine months ended February 28, 2007, to $2.8 million for the nine months ended February 29, 2008.

Ticket service fees were relatively unchanged at $3.0 million for the nine months ended February 29, 2008, and the comparable prior year period.

Project development fees were $0.5 million in the nine months ended February 29, 2008, compared to zero in the prior year, as Global Properties I signed a project management agreement with the City of Allen, Texas in the period, and received other development fees. With the signing of the agreement with the City of Allen, we recognized $0.2 million, or approximately 50% of our contractual development fees. The agreement is expected to yield Global Properties I another project management fee of $0.2 million in the first quarter of fiscal 2009.

Franchise fee revenue represents the fees associated with the transfer of CHL franchises.

OPERATING COSTS (in thousands):

                                                   Nine Months Ended
                                   ------------------------------------------------
                                   February 29,     % of     February 28,    % of
                                      2008        Revenue       2007        Revenue      Change     % Change
                                      ----        -------       ----        -------      ------     --------
Cost of revenues                    $  5,213       53.8       $ 17,173        77.6      $(11,960)    (69.6)
General and administrative costs       6,670       68.9          6,501        29.4           169       2.6
                                    --------      -----       --------       -----      --------     -----
Total Operating Costs               $ 11,883      122.7       $ 23,674       106.9      $(11,791)    (49.8)
                                    ========      =====       ========       =====      ========     =====

Total operating costs decreased by $11.8 million, or 49.8%, from $23.7 million for the nine months ended February 28, 2007, to $11.9 million for the nine months ended February 29, 2008.

Cost of revenues decreased by $12.0 million, or 69.6%, from $17.2 million for the nine months ended February 28, 2007, to $5.2 million for the nine months ended February 29, 2008. This decrease resulted primarily from 1) ICC construction management projects were in the final stages during the prior fiscal quarter, which generates costs associated with the purchase and sale of furniture, fixtures, and equipment on behalf of project owners, and 2) a decrease in facility management payroll associated with the facility in Youngstown, Ohio, due to cancellation of the management agreement.

General and administrative expenses increased $0.2 million, or 2.6%, from $6.5 million for the nine months ended February 28, 2007, to $6.7 million for the nine months ended February 29, 2008. The increase in general and administrative expenses relates to costs due to the settlement of several legal issues offset by a reduction in bad debt expense and legal fees.

NET INCOME (in thousands):

                                    Nine Months Ended
                    ------------------------------------------------
                    February 29,     % of     February 28,    % of
                       2008        Revenue       2007        Revenue      Change     % Change
                       ----        -------       ----        -------      ------     --------
Net Loss             $(2,034)       (21.0)     $(1,125)       (5.1)        $(909)       80.8
                     =======        =====      =======        ====         =====        ====

Net loss was $1.1 million for the nine months ended February 28, 2007, compared to net loss of $2.0 million for the nine months ended February 29, 2008. The additional current period loss is primarily attributable to legal costs and reserves established for settlements of several litigation issues.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2008, we have $1.0 million in cash and cash equivalents, including cash collected for GETTIX tickets with a value of approximately $0.7 million in connection with events scheduled to occur in the future.

Cash used by operating activities for the nine months ended February 29, 2008, was $2.3 million compared to cash used by operating activities of $0.1 million for the nine months ended February 28, 2007. This decrease in cash provided by operations is attributable primarily to the current period net operating loss, as well as a reduction in trade accounts payable and an increase in accounts receivable. We also funded legal and settlement reserves of $0.7 million in the nine months ended September 29, 2008, which were reserved in the fiscal year ended May 31, 2007.

A $0.4 million source of operating capital during the nine months ended February 29, 2008 was from CHL franchise transfer fees. Since CHL franchise fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through these or other sources.

Cash used in investing activities totaled $17.2 million for the nine months ended February 29, 2008, compared to cash used in investing activities of $0.2 million for the nine months ended February 28, 2007. This use of funds in fiscal year 2008 related primarily to construction of the event center in Wenatchee, Washington. These construction costs are being funded via a construction loan with Marshall Financial Group, LLC, as reflected as a source of funds in the financing section.

Cash provided by financing activities totaled $16.2 million for the nine months ended February 29, 2008. These are primarily related to funds received from the construction loan with Marshall Financial Group, LLC.

We had a $3.0 million line of credit which matured on January 19, 2008, at an interest rate of 1% plus prime. The line of credit has been amended. It now matures on July 1, 2008, has been reduced to $1.75 million, and bears interest at a rate of 2% plus prime (8.0% at February 29, 2008). As of February 29, 2008, we have no outstanding balance on this credit facility. At February 29, 2008, we had a maximum borrowing capacity of $0.5 million, as a result of a $1.25 million letter of credit in favor of Marshall Financial Group, which reduced our available line of credit. No amounts have been drawn upon this letter of credit to date. The credit facility has been secured by substantially all of our tangible and intangible assets, including Cragar's trademark portfolio and a pledge of Cragar's capital stock. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5,000,000, as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity in Global (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of February 29, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant; however, the bank has agreed to waive this covenant violation.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan. Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through February 28, 2009. We expect cash and cash flow will be low in the fourth quarter of fiscal 2008. We expect that our current ratio will be close to the minimums required under our line of credit. If we do not maintain compliance with these covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources. We may be required to refinance all or part of our existing debt. We cannot guarantee that we would be able to do so on terms acceptable to us, if at all.

In August 2007 we entered into an agreement with Marshall Financial Group, LLC to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington. As part of this agreement, we provided a letter of credit in favor of Marshall Financial Group for $1.25 million. The outstanding principal balance of the note bears interest at prime rate plus 0.25% (6.25% at February 29, 2008). The note is payable in its entirety in August 2009. Financial covenants of the note require that we maintain a level of stockholders' equity of not less than $8.0 million and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3.5 million. As of February 29, 2008, we were not in compliance with these financial covenants.

At February 29, 2008, the $15.9 million outstanding balance on the construction loan is classified as long-term notes payable in the condensed consolidated balance sheets. Interest on the loan accumulates monthly and increases note payable and construction in progress. As of February 29, 2008, $1.2 million of our initial investment in the project was included in construction in progress; we did not finance this initial investment with the loan. We expect to finance future investments in the project with the loan. Expenditures on the project are generally incurred in one month and financed with the loan in the following month, when a draw request is submitted to the bank. As of February 29, 2008, $4.3 million of payables related to expenditures on the project were included in long-term liabilities, as we expect to finance them with draws on the loan.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "An Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is more likely than not to be sustained based on the technical merits of the position. We adopted FIN No. 48 on June 1, 2007, and there was no material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standard Board issued a "Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for our fiscal year beginning June 1, 2008, and interim periods within that fiscal year. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for our fiscal year beginning June 1, 2008. We do not expect SFAS No. 159 will have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". This statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement also provides consolidated income statement presentation guidance and expanded disclosures. This statement is effective for our fiscal year beginning June 1, 2008. We have not yet evaluated the effect SFAS No. 160 will have on our financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of such period. There were no changes in our internal control over financial reporting during the quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of February 29, 2008, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving its franchisee Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. This suit was filed in the Maricopa Superior Court of Arizona on November 7, 2006. Our claim is for approximately $115 thousand in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at February 29, 2008, related to this matter.

We were a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arose out of certain contracts between us and the plaintiffs, pursuant to which we agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit sought direct damages of $4.5 million and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005, and was pending in the Maricopa County Superior Court of Arizona. We established a reserve to reflect the estimated settlement costs in the first quarter of fiscal year 2008 and we settled the matter in the third quarter of fiscal year 2008.

Global was the claimant and counter-respondent in an arbitration against Global Spectrum, L.P. (Spectrum) filed on July 28, 2006. This arbitration was being conducted by the American Arbitration Association in Phoenix, Arizona, and stems from a settlement agreement entered into between Global and Spectrum (the Settlement Agreement). Global sought the arbitrators' declaration that Global was not obligated to make any more payments to Spectrum under the Settlement Agreement alleging that Spectrum misrepresented material facts to induce Global to execute the Settlement Agreement. We established a reserve to reflect the estimated settlement costs in the first quarter of fiscal year 2008 and we settled the matter in the second quarter of fiscal year 2008.

International Coliseums Company (ICC) was the plaintiff in a lawsuit it filed against the City of Youngstown, Ohio (the City). The lawsuit sought a determination that the City took certain actions which prohibited ICC from performing as contracted under the management agreement between the parties. We established a reserve to reflect the estimated settlement costs in fiscal 2007 and we settled the matter in the second quarter of fiscal 2008. The settlement eliminated the contingency related to certain guaranteed economic performance standards in the Youngstown, Ohio, facility contract.

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

                              Global Entertainment Corporation
                                        (Registrant)


April 14, 2008                By /s/ Richard Kozuback
                                 -----------------------------------------------
                                 Richard Kozuback
                                 President & Chief Executive Officer


April 14, 2008                By /s/ James Yeager
                                 -----------------------------------------------
                                 James Yeager
                                 Senior Vice President & Chief Financial Officer

                                                   EXHIBIT INDEX

The following exhibits are filed herewith or incorporated herein pursuant to Regulation SB-601:

Exhibit
-------

  3.1          Amended and Restated Articles of  Incorporation,  dated April 14,
               2000. (1)

  3.2          Bylaws, dated April 18, 2000. (2)

  31.1 Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.*

  31.2 Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by James Yeager, Chief Financial Officer.*

  32 Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and James Yeager, Chief Financial Officer.*

----------
*    Filed herewith.
(1) Incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(2) Incorporated herein by reference to Exhibit 3.2 of our Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.