Form 10-K
period 2008-05-31
GLOBAL ENTERTAINMENT CORP
filed 2008-08-29
CIK 885780

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

                        Commission File Number 000-50643

                        GLOBAL ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                          86-0933274
(State or other jurisdiction of                      (I.R.S. Identification No.)
 incorporation or organization)

1600 N Desert Drive, Suite 301, Tempe, AZ                        85281
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (480) 994-0772

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $3,970,139 based on the closing price of $1.39 per share at August 13, 2008, as reported on the American Stock Exchange

At August 13, 2008, 6,625,114 shares of Global Entertainment Corporation common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement to be filed with the Commission for the annual meeting of stockholders to be held October 17, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                        GLOBAL ENTERTAINMENT CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX

                                                                            Page
                                                                            ----
PART I.
Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                     12
Item 1B.    Unresolved Staff Comments                                        15
Item 2.     Properties                                                       15
Item 3.     Legal Proceedings                                                15
Item 4.     Submission of Matters to Vote of Security Holders

PART II.
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchase of Equity Securities                 16
Item 6.     Selected Financial Data                                          16
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       22
Item 8.     Financial Statements and Supplementary Data                      18
Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         45
Item 9A(T). Controls and Procedures                                          45
Item 9B     Other Information                                                46

PART III.
Item 10.    Directors, Executive Officers and Corporate Governance           46
Item 11.    Executive Compensation                                           46
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  46
Item 13.    Certain Relationships and Related Party Transactions,
            and Director Independence                                        46
Item 14.    Principal Accountant Fees and Services                           46

PART IV.
Item 15.    Exhibits and Financial Statement Schedules                       47

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Global Entertainment Corporation that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Global Entertainment Corporation's management. Words such as "outlook," "believes," "expects," "appears," "may," "will," "should," "anticipates" or the negative or correlations thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified in Item 1A, Risk Factors, and other risks identified herein and in future SEC filings and public announcements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update publicly any forward-looking statements.

                                     PART I.
ITEM 1. BUSINESS.

OVERVIEW

Global Entertainment Corporation (referred to in this annual report as "we," "us," "Global" or "GEC") is an integrated event and entertainment company that is engaged, through its wholly-owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, and venue ticketing. We are primarily focused on projects located in mid-size communities.

We were organized as a Nevada corporation in August 1998, under the name Global II, Inc. In April 2000, Global II acquired all of the outstanding shares of Western Professional Hockey League, Inc. from WPHL Holdings, Inc., a British Columbia, Canada corporation. Contemporaneously with the acquisition of WPHL, we changed our name to Global Entertainment Corporation.

Our current operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing and Encore Facility Management.

Pursuant to a joint operating agreement between us and Central Hockey League, Inc. (CHL Inc.), Western Professional Hockey League, Inc. (WPHL) operates and manages a minor professional hockey league known as the Central Hockey League (the League), which currently consists of 18 teams (16 expected to play in the 2008-2009 season) located in mid-market communities throughout the Central and Western regions of the United States.

During the year ended May 31, 2007, we began  operations of Global  Properties I
(GPI) which provides services in targeted mid-sized communities across the United States related to the development of multipurpose events centers and surrounding multi-use real estate development.

GPI, along with International Coliseums Company, Inc. (ICC), develops multipurpose events centers in mid-market communities. ICC's development of multipurpose events centers promotes the development of the League by assisting potential licensees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between GPI, ICC and WPHL is a key factor in the viability of a managed multipurpose entertainment facility.

Global Entertainment Marketing Systems, Inc. (GEMS), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, club seat license sales, and facility sponsorship agreements.

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose event centers developed by GPI and ICC, existing League licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators. GetTix provides a full ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

In February 2006, we formed Encore Facility Management (Encore), a single source management entity that provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage. Encore is currently involved with facility management of a multipurpose events centers developed by GPI and ICC. Facility management operations are conducted under separate limited liability companies.

On August 1, 2008, we closed a transaction pursuant to which we sold substantially all of the assets of our subsidiary Cragar Industries, Inc., a licensor of an automotive aftermarket wheel trademark and brand - CRAGAR(R). The assets consisted primarily of intangible property, including trademarks, service marks and domain names. The purchase price was approximately $1.9 million in cash. Of the cash proceeds, $0.1 million was used for transaction expense and $1.25 million has been set aside in a restricted account as security for a letter of credit. The remainder of the funds was made available for working capital and general corporate purposes.

BUSINESSES AND MARKETS

THE MINOR PROFESSIONAL HOCKEY LEAGUE BUSINESS

A central component of our business is the operation of the League We believe that the League offers a unique entertainment alternative that is not typically available to individuals living in our targeted mid-sized communities in the United States, and that the affordable nature of tickets, refreshments, and merchandise at League events allows access to families and individuals at all levels of income. The introduction of a team in these mid-sized communities offers several potential benefits to licensees, including:

     * marketing and sponsorship opportunities through the League's diverse fan base;
     *    increased revenue through sales of team-licensed products and;
     * opportunities to network with surrounding communities and to create team rivalries.

The introduction of a League team also offers several potential benefits to the mid-sized community in which each team is located, including:

     * increased tax revenue through direct ticket, refreshment and licensing sales at professional minor league hockey games and other events as well as indirect increases in sales at restaurants, stores and hotels surrounding the arena in which the team plays;
     * increased job opportunities for community citizens working for the team or arena as well as surrounding businesses; and
     * enhanced development of property located near the multipurpose event facility.

WPHL operates the League. During the 2008-2009 season we expect that the League will consist of 18 teams (2 dormant and 16 active) located in mid-sized communities throughout the Central and Western regions of the United States. WPHL licenses 14 of the teams. The remaining 4 teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements. Pursuant to a joint operating agreement with CHL Inc., WPHL jointly manages and operates the League under the Central Hockey League name. WPHL also provides ongoing support and assistance to teams in accounting, ticket sales, marketing, hockey operations, development, and media services. WPHL provides operational manuals for each team to utilize as a guide and point of reference. In addition, yearly league conferences are held to provide team owners an opportunity to meet with other owners and discuss operational concerns. Operations are governed by an oversight board.

We do not operate or manage any teams outside of the joint operating agreement with CHL, Inc. Pursuant to the joint operating agreement between CHL Inc. and WPHL, CHL Inc. had an option to purchase all of WPHL's interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of WPHL, beginning in 2011. Under the terms of a modification to the joint operating agreement entered into in June 2008, CHL Inc.'s purchase option has been eliminated and WPHL and CHL Inc. each now have a right of first refusal to purchase the other's interests if a bona-fide third party offer to purchase the entire interest is received.

The 16 League teams expected to play during the 2008-2009 season, are divided into 4 divisions: Northeast, Northwest, Southeast and Southwest, as follows:

      Northeast                     Northwest                     Southeast                   Southwest
      ---------                     ---------                     ---------                   ---------
Bossier-Shreveport Mudbugs       Colorado Eagles            Corpus Christi IceRays        Amarillo Gorillas
(Bossier City, LA)               (Windsor, CO)              (Corpus Christi, TX)          (Amarillo, TX)

Memphis RiverKings               Rapid City Rush            Laredo Bucks                  Arizona Sun Dogs
(Southaven, MS)                  (Rapid City, SD)           (Laredo, TX)                  (Prescott Valley, AZ)

Oklahoma City Blazers            Rocky Mountain Rage        Rio Grande Valley             New Mexico Scorpions
(Oklahoma City, OK)              (Broomfield, CO)           Killer Bees                   (Rio Rancho, NM)
                                                            (Hidalgo, TX)

Tulsa Oilers                     Wichita Thunder            Texas Brahmas                 Odessa Jackalopes
(Tulsa, OK)                      (Wichita, KS)              (North Richland Hills, TX)    (Odessa, TX)

The Austin Ice Bats will not participate in the 2008-2009 season but retain their active status in the League. Lubbock, Texas is dormant and will not participate in the 2008-2009 season. Certain teams are past due on annual league assessment installments for the 2008-2009 season and the schedule is subject to change.

LICENSEE SELECTION. WPHL has not established a fixed set of prerequisites that a prospective licensee must meet in order to be awarded a license. Instead, WPHL recruits licensee candidates based on a variety of factors such as prior business experience, financial strength and integrity, and probable ability to successfully operate a sports-oriented organization.

LICENSE LOCATION SELECTION. WPHL seeks to grant licenses in communities capable of sustaining and expanding a professional sports organization without saturating an existing market or penetrating a market that is already serviced by another hockey league. WPHL markets the availability of its franchising opportunities primarily through individual association and brand identity. License locations are determined by considering the following factors, among others.

     * PROXIMITY TO EXISTING LICENSES. WPHL seeks to grant licenses sufficiently close to existing teams to reduce travel expenses incurred by each team, but sufficiently far away from existing teams to allow each team to have ample fan support.
     * ARENA AVAILABILITY. Because an arena is essential to a licensee's operations, WPHL investigates the availability of an existing arena and assists in negotiating the arena lease. If no arena is available, WPHL, through its affiliates ICC and GPI, works with the prospective licensee and the municipality to provide a multipurpose arena.
     * MARKET AND DEMOGRAPHIC DATA. WPHL performs a detailed review of a prospective market's demographics, including the number of households, average income per household, median income, prevailing wage data, and additional general market data, to determine the suitability of the market for a license.
     * EXISTING COMPETITION. WPHL seeks to grant licenses where the new licenses do not have direct competition with other hockey teams or other major sports licenses. We believe the absence of direct competition in a market allows a team to more easily develop fan support.

HISTORICAL LEAGUE ATTENDANCE AND TICKET REVENUE. The following tables reflect attendance at League events and League ticket revenues per season (unaudited).

Season                 2001-2002    2002-2003    2003-2004    2004-2005    2005-2006    2006-2007    2007-2008
------                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
# of Teams Playing            16           16           17           17           15           17           17
                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Regular Season         2,183,197    2,253,489    2,448,584    2,284,057    2,238,408    2,387,286    2,164,657
Playoffs                 152,455      134,335      168,894      179,130      185,805      318,257      149,293
                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total                  2,335,652    2,387,824    2,617,478    2,463,187    2,424,213    2,705,543    2,313,950
                       =========    =========    =========    =========    =========    =========    =========
Per Game Average           4,270        4,381        4,521        4,487        4,671        4,350        3,942

Season                 2001-2002    2002-2003    2003-2004    2004-2005    2005-2006    2006-2007    2007-2008
------                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
# of Teams Playing            16           16           17           17           15           17           17
Ticket Revenue
 (millions)            $   13.47    $   13.78    $   18.01    $   16.99    $   18.42    $   25.49    $   21.70

League teams played 30 home games each during the 2004-2005 season versus 32 home games each during the previous three seasons. Teams resumed a 32 home game schedule for the 2005-2006 season.

During the five seasons prior to the 2007-2008 season, based on information from individual league websites, the League had experienced the highest per game attendance of all North American AA professional hockey leagues. The declines in game average attendance and ticket revenue in the 2007-2008 season are primarily attributable to two teams which operated in arenas with seating capacity substantially lower than the League average.

LICENSE AGREEMENTS. WPHL has entered into separate license agreements with 14 of the 18 teams. Under the license agreements, if conditions are met, WPHL grants license rights for a 10-year term for a designated area, which may be renewed by the licensee. The licensee agrees to pay fees to WPHL and WPHL agrees to provide various services, including services relating to accounting, ticket sales, marketing, hockey operations, media, contracting and negotiating, rulemaking, administrative and training, and conferences. In addition, WPHL and each team have continuing rights and obligations, with respect to record keeping, the team's arena, participation in WPHL management, intellectual property, confidentiality, maintenance of insurance and indemnification, among others. The remaining 4 teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

INITIAL LICENSE FEES AND COSTS. Unless an alternative arrangement is made with WPHL, the current initial license fee is $1,250,000. WPHL has, in the past, shared a portion of the initial license fee with the other WPHL teams, and expects to continue to do so, although the sharing arrangement may be modified. Through a variety of factors, management believes that the value of a WPHL license has increased and WPHL has increased initial license fees to maintain a consistent level of quality support for new Licensees.

CONTINUING LICENSE FEES. Upon the execution of a license agreement, a WPHL licensee is responsible for continuing fees payable to WPHL. Licensees also are responsible for continuing fees payable to the League, which fees are shared with WPHL pursuant to the joint operating agreement between the leagues. Continuing fees include assessment fees, advertising fees, local marketing expenditures, transfer fees, audit fees and renewal fees, which are described below:

     * ASSESSMENT FEES. Assessment fees for WPHL licensees are $100,000 annually, $10,000 of which represents licensing fees paid to us and $15,000 of which represents payment of officials to referee games. Assessment fees are $90,000 annually for League licensees.
     * ADVERTISING FEES. Advertising fees are 3% of gross team revenues. Fees received from each licensee are pooled together to form an advertising fund used for league promotion. In addition to the monthly advertising fees, each license is required to spend a minimum of 1% of revenue on local marketing and promotion. WPHL has the discretion not to collect the advertising fees and to date has chosen not to collect advertising fees from its licenses, although it retains the right to do so.
     * TRANSFER FEES. In the event of a transfer of a license, a transfer fee in the amount of the greater of $100,000 or 25% of the then-current initial license fee is payable to WPHL. The transfer fee is implemented to cover WPHL's administrative and other expenses in connection with the transfer. In addition to the transfer fee, the new licensee must complete any training programs in effect for current licensees. All expenses associated with training must be paid by the licensee.
     * AUDIT FEES. At any given time, WPHL may conduct an audit of the books and records of its licensees. If the audit discloses an understatement of any of the aforementioned fees of 3% or more, the licensee is required to pay the understated amount, the out of pocket expenses (including accountants' and attorneys' fees) incurred by WPHL, and any other fees relating to the audit.
     * RENEWAL FEES. License agreements have a duration of 10 years. To continue a license at the end of this period for an additional 10 year term, licensees are required to pay a renewal fee equal to the greater of the original initial license fee paid, or 25% of the then-current initial license fee.

LICENSE SERVICES.  WPHL provides the following services to WPHL teams:

     * TICKET SALES. The most significant stream of revenue for a team is derived from the generation of ticket sales. As a result, WPHL employs a staff with extensive ticket operations experience in the hockey industry to advise teams how to maximize ticket sales. WPHL develops and supplies each team with ticket operations manuals and on-site and league-wide office hiring/staff training and assists teams in implementing this training.
     * MARKETING. Name recognition and team promotion is essential to the development and success of WPHL's teams. WPHL assists each team with corporate sales and marketing, league licensing and merchandising, sponsorship recruitment and game night entertainment packages. WPHL provides marketing manuals, operational guideline handbooks, and design concepts for the creation of uniforms and team logos.
     * HOCKEY OPERATIONS. WPHL assists each team in the selection of skilled hockey players, as well as the retention and training of hockey coaches, trainers, and equipment managers. WPHL provides each team with a player personnel manual, which contains information collected from seven WPHL scouts, including player's evaluations and statistics from over twenty leagues throughout North America. WPHL hosts annual expansion drafts for new teams, collects and distributes information concerning hockey operations guidelines and regulations, and provides an officiating staff for all preseason, regular season, and playoff season games. WPHL hires, trains, schedules and supervises all facets of game officiating, including the employment of in excess of 50 full and part-time officials. WPHL also provides for a facilities manager advisory council, comprised of each team's facilities manager, to discuss issues of each team related to facilities management.
     * MEDIA. WPHL assists teams in developing public awareness through a variety of methods. WPHL coordinates all local and national press information, as it relates to the league; maintains an Internet website and assists teams in the development of their individual sites; develops schedules for all preseason, regular season, and playoff games; and responds to media and fan inquiries. We intend to further develop our media assistance to teams.
     * CONTRACTING AND NEGOTIATING. WPHL provides teams with services such as ice equipment supply, food and beverage service contracts and arena lease negotiations. WPHL also assists teams with United States immigration policies to the extent that such policies pertain to the retention of hockey players.
     * RULEMAKING AND ADMINISTRATIVE. WPHL personnel attend the preseason training camps of teams, during which time they meet with coaches and players to review rule changes, the established substance abuse policy and hockey-related issues. WPHL personnel also attend the All-Star game held in January and selected playoff games. WPHL also provides training programs for goal judges, timekeepers and other officials.
     * TRAINING AND CONFERENCES. WPHL provides the following training and conferences to licensees:
          * INITIAL TRAINING. WPHL's executive management team provides each newly established license with a 3 day initial training program. WPHL hosts the training seminars at their Tempe, Arizona headquarters for the team's chief operating officer and up to three managerial employees. The 15 hour training schedule includes topics such as ticketing and sales, marketing, promotions, public relations, player and personnel issues, and merchandising and licensing. WPHL does not incur any out-of-pocket expenses for the trainees in connection with the training program, as all transportation costs, living expenses and wages are the team's responsibility.
          * YEARLY CONFERENCES. WPHL conducts a yearly conference for all teams and their staffs. The conference highlights various issues relating to ticketing operations, marketing, corporate sales, merchandising, hockey operations, public relations and media services, human resources, and general license development. The conferences are an important factor in improving intra-league relations, as licensees are able to discuss hockey and business related issues with peer teams. The conferences include guest speakers, workshops on topics such as revenue generation through corporate sponsorship, marketing, and ticket sales.

PLAYER AND PERSONNEL MATTERS. The quality and success of the players associated with each license are of significant importance to the continued viability of the League. The following is a list of the significant factors relating to the League's involvement with the players:

     * UNION. League players were not collectively represented by a players' union until March 2008, when players voted to institute the Professional Hockey Players Association (PHPA) into the league. Going forward, League players, like other comparable minor professional hockey leagues and the National Hockey League, will be represented by the PHPA.
     * RECRUITMENT. Teams recruit hockey players through a variety of means. Players predominantly come from the Canadian, American, and European junior leagues, other professional leagues, and the collegiate circuit. The League offers recruiting assistance to teams by providing a scouting network, whose members annually produce a compilation of scouting reports on players they have observed, which is distributed to team coaches to review.
     * SALARY AND PLAYER CAPS. The League salary cap for the 2007-2008 season per team was $10,000 per WEEK, However the cap for the 2008-2009 season has yet to be determined and will be negotiated with the PHPA. Players were guaranteed to be paid no less than $300 per week, with the prevailing wage earned by a player to be $300 per week. No player bonuses are provided outside of the salary cap. Additionally, no team may have more than 19 players on its payroll, excluding players on injured reserve.

JOINT OPERATING AGREEMENT

Pursuant to a joint operating agreement dated July 2001, CHL Inc., which was the operator of the Central Hockey League, and WPHL, Inc., which was the operator of WPHL, agreed to operate the leagues jointly under the trade name "Central Hockey League." The joint operating agreement, as modified in June 2008, provides that operations are to be governed by an oversight board consisting of five members, two of whom are designated by CHL Inc., two of whom are designated by WPHL, Inc., and one of whom is designated jointly. Despite the agreement to operate the leagues jointly, each of WPHL, Inc. and CHL Inc. remain separate and distinct legal entities and maintain separate books and records, and are solely responsible for their own obligations. In addition, we own no interest in CHL Inc.

Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations. Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL, Inc. and CHL, Inc according to the percentage of teams originated by each league that operated during the year. If expenses exceed operating revenue in any given period, losses are allocated to WPHL, Inc. and CHL Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs. Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

The joint operating agreement also provides that ICC will have the sole and exclusive right to construct arena facilities for participation in the leagues during the term of the agreement.

The joint operating agreement, as modified in June 2008, requires the leagues to operate jointly as the League through May 30, 2021. Under the terms of the modification, CHL Inc.'s purchase option has been eliminated and WPHL and CHL Inc. each now have a right of first refusal to purchase the other's interests if a bona-fide third party offer to purchase the entire interest is received.

MULTIPURPOSE EVENTS CENTER DEVELOPMENT BUSINESS

Our multipurpose events center development business is operated through our subsidiary entities, GPI and ICC, which develop, design and manage the construction of multipurpose sports and entertainment arenas. These arenas have an average seating capacity of 6,500 and are typically constructed in mid-market communities.

GPI and ICC utilize a partnership approach with municipalities to provide a comprehensive set of services to manage all facets of the overall center construction process. For these services, service fees are charged and expenses are reimbursed in the performance of such duties. There are typically three distinct phases:

     * BUSINESS PLAN DEVELOPMENT - GPI project coordinators perform market research with outside consulting assistance, prepare an initial budget for operation of a facility, and present the data to the owner;
     * DESIGN - ICC project managers finalize conceptual drawings and renderings in order to bring the design to completion; and
     * CONSTRUCTION MANAGEMENT - ICC manages all phases of actual construction from ground breaking to delivery.

As the municipality's partners, GPI and ICC:

     * Create a business model that forecasts realistic outcomes thereby facilitating the development of a properly structured financing plan;
     * Create working alliances between nationally recognized design professionals and architects;
     * Lead the design and construction process for building premier events facilities while maintaining sound cost controls; and
     * Focus on obtaining involvement from local engineers, contractors and subcontractors to form a solid development team that fosters local pride and enthusiasm.

GPI and ICC have developed or managed or currently are developing or managing the following multipurpose arena projects:

INDEPENDENCE, MISSOURI: GPI and ICC are currently managing the development of a multi-purpose events center for the City of Independence, Missouri. Encore will manage the building operations. GEMS will handle all sales and marketing services. GetTix will provide exclusive ticketing services for all events. The facility is slated to have approximately 5,800 fixed seats and an additional second ice surface that will provide a youth hockey and skating facility for the community. The facility has a scheduled opening in late 2009 and will also be home to a League team that will serve as the primary tenant.

ALLEN, TEXAS: GPI and ICC are currently performing project management services for the development of an events center in Allen, Texas. This facility is a 4,300 seat facility. The facility is scheduled to open in the fall of 2009. A League team will serve as the primary tenant. Encore will manage the facility; GetTix will provide ticketing services, and GEMS will provide sales and marketing services.

WENATCHEE, WASHINGTON: ICC is currently managing construction of the Town Toyota Center located in Wenatchee, Washington. This facility is a 4,300 seat facility and is scheduled to open in the fall of 2008. Encore will manage the facility; GetTix will provide ticketing services, and GEMS will provide sales and marketing services.

RIO RANCHO, NEW MEXICO: In fiscal year 2007, ICC completed development of the Santa Ana Star Center located in Rio Rancho, New Mexico. The events center is a 6,500 - 8,000 seat facility and serves as a major component of the City of Rio Rancho's new master planned downtown. The New Mexico Scorpions, a League team, serve as the major tenant. Encore manages the facility, GetTix provides ticketing services for all events at this facility, and GEMS provides sales and marketing services.

PRESCOTT VALLEY, ARIZONA: In fiscal year 2007, ICC completed development of the Tim's Toyota Center located in Prescott Valley, Arizona. This facility is a 5,000 - 6,200 seat arena and is a major component of a 40 acre retail and entertainment district. A League hockey team, the Arizona Sundogs, serve as the major tenant. Encore manages the facility, GetTix provides ticketing services, and GEMS provides sales and marketing services.

BROOMFIELD, COLORADO: In fiscal year 2007, ICC completed project management duties under a sub-contract with Icon Venue Group for the 6,000 seat Broomfield Event Center in Broomfield, Colorado. A League hockey team, the Rocky Mountain Rage, serves as the major tenant.

YOUNGSTOWN, OHIO: In October 2005, ICC completed development of the Chevrolet Center located in Youngstown, Ohio. The Chevrolet Center is a 6,500 to 8,500-seat facility serving Youngstown, Ohio and surrounding communities.

LARIMER COUNTY, COLORADO: In fiscal year 2004, ICC completed its duties as the project manager with respect to the development of the Larimer County Fairground and Events Center, located in Larimer County, Colorado. Eventually this complex will consist of 12 agricultural facilities that are anchored by the 6,000-seat multipurpose events center. Since opening, this event center has been home to the League team, the Colorado Eagles.

HIDALGO, TEXAS: ICC oversaw the construction of a multipurpose event center in the City of Hidalgo, Texas. This facility opened in October 2003 and is home to the League team, Rio Grande Valley Killer Bees. GEMS provides sales and marketing services to the facility.

FACILITY AND VENUE MANAGEMENT BUSINESS

Our facility management business is operated through our subsidiary, Encore, which was formed as a single source management entity that provides a full complement of operational services. These services provide administrative oversight in the areas of facility/property management, event bookings, and food and beverage. Encore is currently involved with facility management of multipurpose events centers developed by GPI and ICC. Facility management operations are conducted under separate limited liability companies.

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

TICKETING BUSINESS

We operate our ticketing business through our subsidiary GetTix, a full service ticketing company for events and venues throughout our markets. The ticketing business generates revenues through box office, outlet, call-center, and Internet sales.

GetTix is currently selling tickets primarily for venues located in the Central and Southern United States and plans to expand into additional venues. We anticipate that ticketing will comprise an increasingly important component of our revenues.

OUR STRATEGY

Our strategy for growth and profitability is to leverage our existing businesses and to capitalize on cross-revenue generation opportunities within the mid-sized communities we serve.

Our wholly-owned subsidiaries operating in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, and venue ticketing represent a "one-stop-shop" for all development and post development activities related to multipurpose event facilities.

Each subsidiary has been structured to operate independently with third party customers as well as its sister companies, thereby allowing each subsidiary the ability to independently promote itself and the businesses of its sister companies. By way of example, GetTix may provide ticketing services for a multipurpose events center developed by GPI and ICC, managed by Encore, and maintain a ticketing relationship with an independent third party venue. In addition, Encore may manage an event center developed by GPI and ICC, but may also contract to manage an independent third party venue with a ticketing contract with GetTix. These forms of cross revenue generation occur throughout our various businesses and have been designed to increase revenues as each individual business expands.

The key elements of our strategy are to:

EXPAND THE LEAGUE. We believe that we can expand the League by targeting and specifically identifying mid-market communities that have a limited number of competing live entertainment options. In particular, we believe that the development of a multipurpose arena together with a League team offers many communities an opportunity to generate additional revenue streams for the community as well as additional jobs for its residents.

LEVERAGE OUR ABILITY TO COMBINE MULTIPURPOSE EVENTS CENTER DESIGN, DEVELOPMENT, AND MANAGEMENT EXPERTISE WITH VARIOUS ENTERTAINMENT OPTIONS. We believe that our ability to combine our offerings for League teams and other entertainment options as anchor tenants with our design, development, and management expertise in multipurpose arenas provides us with a potential advantage compared to other entertainment options typically available in mid-sized communities. We believe this combination of expertise and experience offers these communities an opportunity to increase tax revenues, create additional job opportunities, and broaden the variety of entertainment options available to their citizens.

LEVERAGE OUR BASE BUSINESS TO PROMOTE TICKETING SERVICES PROVIDED BY GETTIX. We believe that our existing business structure, with the design and management of multipurpose arenas will increase the opportunity to provide ticketing services. In addition, current strategic alliances with third party event organizations may provide additional revenue streams.

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

There can be no assurance that we will be successful in implementing our business strategies. Factors that could impede our ability to achieve our objectives include: our inability to secure contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate; our inability to secure new licensees willing and able to pay the license fees associated with a new license or to successfully operate a team; the inability to successfully add ticket services through GetTix, and our inability to generate sufficient cash flow or raise additional funds necessary to ensure adequate working capital for our intended operations.

COMPETITION

We seek to compete in our core historical sports-related business activities by focusing primarily on mid-sized communities in the Central, Western and Southern regions of the United States, including Missouri, Texas, Colorado, Kansas, Georgia, Alabama, Louisiana, Mississippi, New Mexico, Oklahoma, Arizona, and Tennessee. Given the demographics of these communities, major professional sports licenses and other major entertainment providers typically do not play or perform in these communities. As a result, we believe there is significant demand for reasonably priced professional sporting events and other entertainment offerings that are not typically available to citizens of these communities. By establishing a League team in these mid-sized communities, and possibly facilitating the development, construction and operation of a multipurpose events center, we intend to provide reasonably priced professional sports and other entertainment options to these typically under-served markets, and create additional marketing and licensing business opportunities for our other business lines.

MINOR PROFESSIONAL HOCKEY LEAGUE BUSINESS. The League principally competes as one of four minor professional hockey leagues in operation in the United States (AA and AAA). Head-to-head competition has not typically occurred between the existing leagues, as each league is located in a different geographic region of the United States. However, with recent expansion efforts, these boundaries are beginning to become less defined and leagues are encroaching upon each other's markets, creating heightened competition. The ECHL (formerly the East Coast Hockey League) operates predominantly along the Eastern and Western United
States coasts. The American Hockey League is the true farm system for the National Hockey League (NHL) and operates across the continental United States without regional or geographical boundaries. The International Hockey League (formerly known as the United Hockey League) operates in the North Central United States. Finally, the League operates within the Central and Western regions of the United States. Because established licenses currently serve specific geographical areas, we foresee limited competition from other hockey leagues penetrating our existing markets. Competitors attempting to enter the market would encounter brand identity obstacles, over-saturated markets, and difficulties in obtaining venues available for play.

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

EVENT  CENTER  DEVELOPMENT  AND  CONSTRUCTION  BUSINESS.  GPI  and  ICC  compete
primarily  against  larger   development  and  construction   management  firms,
including International Facilities Groups, AEG and Global Spectrum.

FACILITY AND VENUE MANAGEMENT AND MARKETING BUSINESS. Encore and GEMS compete with larger management firms including SMG and AEG as well as several other firms including Venueworks, Sports Facility Marketing Group, Global Spectrum and Front Row Marketing Services.

TICKETING BUSINESS. GetTix competes primarily against large and established ticketing service firms, such as Ticketmaster, Tickets.com and Tickets West, as well as against venues and organizations that provide their own internal ticketing services.

INTELLECTUAL PROPERTY

We own trademarks for the following: Global Entertainment and Design, We Play Hockey Loud, Proud to be Loud, and Grades for Blades. There can be no assurance that our intellectual property rights will preclude competitors from designing competitive products, that the proprietary information or confidentiality agreements with our licensing partners and others will not be breached or infringed, that we would have adequate remedies for any breach or infringement, or that our trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, although there are controls within the licensing agreements, there is no assurance that actions taken by others will not lead to a decrease in the value of our intellectual property.

EMPLOYEES

As of May 31, 2008, we had 65 full-time employees and 230 part-time employees. Management believes that the relationship with our employees is good. None of our employees are represented by a labor union.

WEBSITE ACCESS

Our website address is www.globalentertainment2000.com. On our website we make available, free of charge, our code of ethics. The information on our website is not incorporated by reference into, and is not part of, this report.

ITEM 1A. RISK FACTORS.

The following risks and uncertainties could affect our future results of operations, financial condition and the market value of our common stock.

WE MAY NOT BE ABLE TO TIMELY SECURE CONTRACTS WITH CITIES OR RELATED GOVERNMENTAL ENTITIES TO DESIGN, DEVELOP, AND MANAGE NEW MULTIPURPOSE FACILITIES AND ADJACENT REAL ESTATE, WHICH MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

We depend on contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate. Typically we must expend 20-30 months of effort to obtain such contracts. We depend on these contracts for the revenue they generate and the facilities resulting from these contracts are potential facilities in which our licensees may operate. Failure to timely secure these contracts may negatively impact our results.

WE MAY NOT BE ABLE TO SECURE NEW LICENSEES WILLING AND ABLE TO PAY INITIAL LICENSE FEES AND COMMENCE, AND SUSTAIN OPERATIONS, WHICH MAY MEAN WE CANNOT ACHIEVE THE CRITICAL NUMBER OF LICENSEES REQUIRED FOR PROFITABILITY.

Purchasing a license requires significant capital and commencing operation is a significant expense which limits the pool of potential licensees We depend on a critical mass of licensees to capture the economies of scale inherent in the League's operations and to facilitate intra-league play. There can be no assurance that we will be able to attract qualified candidates for licenses. We anticipate that expansion of the League will be difficult because of the high capital costs of licenses, competitive pressures from sports leagues and entertainment providers both within and outside of the markets where we currently operate, and the lack of arenas for new licensees.

The minor league hockey industry in which we conduct business is unproven and subject to significant competition from other sports and entertainment alternatives as well as both the National Hockey League and its minor league hockey system, the American Hockey League, and other independent minor hockey leagues. Even teams of the National Hockey League, which is the largest professional hockey league with the greatest attendance, have struggled to remain financially viable. A significant portion of our revenues result from payments made by licensees. There can be no assurance that licensees will not default under their license agreements.

If the League is unable to attract new licensees, or if existing licensees are not able to make the continuing payments required by their license agreements, we may not be able to survive. There can be no assurance that any payments will be made by new or current licensees.

IF OUR LICENSEE'S RELATIONSHIPS WITH PLAYERS WERE TO DETERIORATE, THE LICENSEES MAY BE FACED WITH LABOR DISRUPTIONS OR STOPPAGES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The players in the League, employees of the licensees, will be represented by the Professional Hockey Players Association in the 2008-2009 seasons. A collective bargaining agreement has yet to be negotiated. The League and licensees may be regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements. These matters, if resolved in a manner unfavorable to us and our licensees, could have a material adverse effect on our business, financial condition and results of operations

WE HAVE A HISTORY OF OPERATING LOSSES IN CERTAIN SUBSIDIARIES, WHICH MAKES IT DIFFICULT TO DETERMINE FUTURE RESULTS.

Our history of losses in certain subsidiaries makes it difficult to assess our future results of operations and to determine if we will ultimately succeed or remain profitable. There are many events and factors that could materially and adversely affect us, over some of which we have limited or no control, including:

     * the inability to obtain capital at times and in amounts necessary to support our operations and intended growth;

     * the inability to develop and expand our design, management and construction business;
     * the inability to attract and retain licensees for the minor professional hockey league we operate and manage;
     * the inability of minor professional hockey league licensees to attract and retain the interest of the public in the markets served by the licensees;
     *    competition from other hockey leagues;
     * competition from alternative forms of sports and entertainment outside the hockey industry; and

     * the inability to develop and grow a customer base for our ticketing and facility management services. There can be no assurance that we will remain viable or that we will continue our operations for any length of time.

WE INTEND TO EXPAND OUR BUSINESS AND MAY NOT SURVIVE IF THIS STRATEGY IS UNSUCCESSFUL.

We intend to expand the number of professional minor league hockey licensees and increase the number of arenas we develop and manage. There can be no assurance that we will have available sources of funds or personnel necessary to achieve rapid or sustained growth or that we will succeed in identifying and securing desirable licensees and markets for expansion of the League or new facilities and business opportunities available to expand our business. Even if we are able to expand our business and operations, we may not be able to manage this growth successfully. Any successful growth will require us to continue to implement and improve our financial, accounting, and management information systems and to hire, train, motivate, and manage additional employees. A failure to manage growth effectively would have a material adverse effect on our business, financial condition, and results of operations, and on our ability to execute our business strategy successfully.

WE COMPETE AGAINST OTHER PROFESSIONAL HOCKEY LEAGUES AS WELL AS A GROWING NUMBER OF OTHER ENTERTAINMENT ALTERNATIVES AND OUR FINANCIAL RESULTS DEPEND ON CONTINUED FAN SUPPORT.

The League is currently one of four (4) minor professional hockey leagues in operation in the United States. Head-to-head competition has not typically occurred between the existing leagues, as each league has historically operated in a different geographic region of the United States. However, with recent expansion efforts of these leagues, the boundaries are beginning to become less defined and leagues are encroaching upon each other's markets, creating heightened competition.

We not only compete against other minor professional hockey leagues but also against other professional sports and entertainment of all different types and mediums. For example, we compete with alternative entertainment venues located within our small to mid-size markets, such as bowling alleys, movie theatres, other sports events, and diverse amusement facilities. In addition, hockey is a relatively new and unfamiliar sport in many of the markets where the League operates. As a result, many of the League's teams have had difficulty building and maintaining a dedicated fan base. There can be no assurance that such teams will be able to maintain or increase their fan bases or, if the League expands, that its new teams will be able to build such a fan base. Our success depends on the League's ability to generate and sustain fan interest. Absent a substantial and dedicated fan base, Global Entertainment and the League may not be able to survive. We also experience significant competition in our arena management and ticketing businesses, primarily from much larger, better financed and more recognized companies.

OUR CASH FLOW SEASONALITY MAY MAKE IT DIFFICULT FOR US TO MANAGE MEETING OUR OBLIGATIONS.

A significant portion of our cash flow is generated from June 15 through September 15 each year. The seasonality of the League's revenues may make it difficult for us to meet current and future obligations that have payment dates or schedules that do not correspond to the seasonality of our cash flow.

OUR EXPERIENCE IN THE ARENA DEVELOPMENT, CONSTRUCTION, FACILITY MANAGEMENT VENUE SALES AND MARKETING AND TICKETING INDUSTRIES MAY LIMIT OUR ABILITY TO SUCCEED.

We acquired International Coliseums Company in November 2000. Prior to that time, we were engaged exclusively in the minor league hockey industry and had no prior experience in the development and construction of arenas. In January 2002 we formed Global Entertainment Marketing Systems to perform marketing and sales activities related to multipurpose events facilities; we had no prior related experience. We began formal ticketing operations in September 2004 with no prior experience in the ticketing business. In September 2005 we began directly managing the operations of multipurpose events centers with no prior experience. Because of our recently acquired experience it is difficult to determine whether we will be able to successfully manage these businesses and compete in these industries.

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

WE DEPEND ON KEY INDIVIDUALS, THE LOSS OF WHICH COULD NEGATIVELY AFFECT OUR ONGOING OPERATIONS.

Our business depends on its ability to maintain certain key individuals and to attract and retain additional qualified and competent personnel. The loss of the services of Richard Kozuback, the President of Global Entertainment and Chairman of WPHL, or other key officers and directors, could have a material adverse effect on Global Entertainment's ability to conduct its business effectively.

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

WE ARE SUBJECT TO FEDERAL AND STATE REGULATIONS REGARDING FRANCHISING AND THE FAILURE TO MAINTAIN COMPLIANCE WITH THESE LAWS COULD LIMIT OR PREVENT THE LEAGUE FROM OPERATING.

We are subject to regulation by the Federal Trade Commission, or FTC, and state laws that regulate the offer and sale of franchises and business opportunity licenses, as well as state laws that regulate substantive aspects of the licensor/licensee relationship. The FTC's rules on franchising generally require us to furnish prospective franchisees a franchise offering circular containing information prescribed by the FTC rules, however, there are exceptions to this requirement based on the initial cost of a license and the licensee's financial condition. At least fifteen (15) states presently regulate the offer and sale of franchises and generally require registration of the franchise offering with state authorities. Our failure to comply with these rules could result in substantial penalties and damages, or suspension of part or all of the League's operations.

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

OUR COMMON STOCK IS THINLY TRADED AND YOU MAY NOT BE ABLE TO SELL THE SECURITIES AT ALL OR WHEN YOU WANT TO DO SO.

Our common stock currently is quoted on the American Stock Exchange and currently is thinly traded. Because of the limited public market for our common stock, you may be unable to sell our common stock when you want to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning in February 2008. This lease is renewable for an additional sixty-month period. We also lease 461 square feet of office space to support our ticketing operations in Austin, Texas on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured at one of the facilities we develop, design or manage. As of May 31, 2008, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance, however, that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving a former licensee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. This suit was filed in Maricopa County Superior Court of Arizona on November 7, 2006. Our claim is for approximately $115 thousand in unpaid license and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that WPHL made fraudulent representations to induce Blue Line into signing the license agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at May 31, 2008, related to this matter.

We were a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arose out of certain contracts between us and the plaintiffs, pursuant to which we agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit sought direct damages of $4.5 million and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005, in the Maricopa County Superior Court of Arizona. We settled the matter in the third quarter of fiscal year 2008 and are currently waiting for dismissal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock trades on the American Stock Exchange (AMEX) under the symbol "GEE". As of August 13, 2008, there were approximately 700 record and beneficial owners of our common stock.

On April 7, 2006, we completed a private placement of 1,079,000 shares of common stock, together with warrants to purchase an aggregate of 107,900 shares of common stock at an exercise price of $7.10 per share. On April 28, 2006, we filed a registration statement on Form S-3 (Commission File No. 333-133633) covering resales of the common stock issued in the private placement, which was subsequently amended on May 8, 2006. The registration statement went effective on June 23, 2006.

The following schedule contains the high and low closing sales prices of our common stock, as reported by the AMEX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

 June 1, 2006 -     September 1, 2006 -   December 1, 2006 -     March 1, 2007 -
August 31, 2006      November 30, 2006     February 28, 2007      May 31, 2007
---------------      -----------------     -----------------      ------------
 $5.40 - $6.90         $5.65 - $6.02         $4.77 - $5.65        $4.85 - $5.67

 June 1, 2007 -     September 1, 2007 -   December 1, 2007 -     March 1, 2008 -
August 31, 2007      November 30, 2007     February 29, 2008      May 31, 2008
---------------      -----------------     -----------------      ------------
 $4.64 - $4.98         $3.70 - $4.65         $1.18 - $3.70        $0.83 - $1.90

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. In addition, our bank credit facility restricts our ability to pay dividends. Our current policy is to retain any earnings to finance operations and expand our business.

As of May 31, 2008, there were warrants outstanding to purchase 275,760 shares of our common stock, in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights, as described below. The following schedule contains information related to the Global Entertainment Corporation 2000 Long-Term Incentive Plan and the 2007 Long-Term Incentive Plan, as of May 31, 2008:

                                                                                 Number of securities
                                                                               remaining available for
                       Number of securities                                     future issuance under
                        to be issued upon            Weighted-average            equity compensation
                           exercise of              exercise price of              plans (excluding
                       outstanding options,        outstanding options,        securities reflected in
Plan Category          warrants and rights         warrants and rights               column (a))
-------------          -------------------         -------------------               -----------
                              (a)                          (b)                           (c)
Equity compensation
plans approved by
security holders            666,517                       $ 5.49                      493,892 (1)

Equity compensation
plans not approved by
security holders                 --                           --                           --
                            -------                       ------                      -------

Total                       666,517                       $ 5.49                      493,892
                            =======                       ======                      =======

----------
(1) The number of securities remaining available for future issuance includes 286,500 securities included under the 2007 Long-Term Incentive Plan, adopted during fiscal year 2007. This plan authorizes the Board of Directors to grant restricted stock awards to selected officers, employees, outside consultants and directors for up to an aggregate of 320,000 shares of common stock. As of May 31, 2008, we had issued 33,500 shares of restricted stock under this plan.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors affecting our financial condition, changes in financial condition, and results of operations during the last two fiscal years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management's discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Actual results may differ from these estimates.

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

     * License Fees: License fees include initial acquisition fees, transfer fees and annual assessments. Initial license fees represent amounts received from licensees to acquire a hockey license. Transfer license fees represent the amounts received upon transfer of ownership of an existing license. We recognize initial fees and transfer fees when we have met all of our significant obligations under the terms of the license agreement. Each arrangement is unique, however, under the standard license agreement, we are generally responsible for assisting the licensee with facility lease contract negotiations (if a lease has not yet been secured), venue ticketing analysis and pricing, concessionaire negotiations and staffing advisements. These generally occur at, or before, the time the licensee acquires a license. Pursuant to the terms of the joint operating agreement each team in the League pays annual assessment fees of $75 thousand, plus $15 thousand per annum for officiating costs. In addition, the teams from WPHL pay an extra $10 thousand annually to cover our costs. The fees are recognized ratably over the year in proportion to the expenses expected to be incurred.
     * Advertising Sales Commissions: GEMS sells certain contractual rights including facility naming rights, luxury suite sales, club seat license sales, and facility sponsorship agreements. The revenue from these contracts is recognized when earned in accordance with the contract.
     * Project Management Fees: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction of municipal venues. This revenue is recognized ratably over the duration of the contracts. Project management fees also include amounts billed relating to furniture, fixtures and equipment, architectural fees, and other amounts incurred on behalf of municipalities. The related revenue and expense for these amounts are recognized in the period incurred. Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".
     * Project Development Fees: GPI targets mid-sized communities across the United States providing services related to the development of multipurpose events centers and surrounding multi-use real estate development. Project development fees are recognized according to specific contract terms; typically 50% upon signing of a development contract and 50% upon construction groundbreaking.
     * Facility Management Fees: Encore earns fees for managing the operations of various municipal venues. These activities include
          developing  operating  procedures  and  manuals,   hiring  all  staff,
          supporting sales and marketing, location maintenance, concessions coordination, preparing annual budgets, and securing and promoting events. Revenues from facility management services are recognized as services are rendered and consist of contract fees, which reflect the total price of such services. The payroll costs related to employees working at the facilities are included in cost of revenues.
     * Ticket Service Fees: GetTix is a ticketing agent with various venues, theatres, event centers, and private entities requiring services to fulfill orders to ticketed events. Revenues are generated from the fees charged for processing ticket orders. These revenues are recognized upon completion of the sale. Ticketing revenues are recorded based on the net fees retained by GetTix in accordance with EITF 99-19.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We provide for potential uncollectible trade and miscellaneous receivables based on specific credit information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased delinquencies.

IMPAIRMENT OF GOODWILL. Our goodwill assets totaled $519 thousand as of May 31, 2008 and relate to costs in excess of identifiable assets in the acquisition of ICC. Goodwill is tested for impairment at least annually. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

ARENA GUARANTEES: We have entered into various contracts with facilities which guarantee certain economic performance standards. In the event these economic performance standards are not reached, we are liable for the difference between the actual performance and the guaranteed performance. It is often not possible to estimate a potential liability under these guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each agreement. If economic conditions, or other facts and circumstances were to change, this could cause an increase in our potential liability and a charge to earnings.

DEFERRED TAX ASSET. We account for deferred income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. We record a valuation allowance to reduce deferred income tax assets to an amount that represents management's best estimate of the amount of such deferred income tax asset that more likely than not will be realized. The ultimate realization of the deferred tax asset is dependent upon the utilization of net operating loss carry-forwards, as well as existing corporate income tax rates. Changes in these facts and circumstances could affect the carrying value of the deferred tax asset.

JOINT OPERATING AGREEMENT. We have entered into a joint operating agreement with CHL Inc. Under the terms of the joint operating agreement, WPHL will handle all operating functions of the combined league, with the profit or loss from league operations being split between WPHL, Inc. and CHL Inc. based upon the number of teams from the respective leagues. The allocation of expenses and division of profits involves some degree of estimation. Changes in these estimates could affect the allocation of profit or loss under the terms of the joint operating agreement.

PERCENTAGE OF COMPLETION. The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion estimates, including labor rate, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, materially different amounts could be reported in our consolidated financial statements.

YEAR ENDED MAY 31, 2008 COMPARED TO YEAR ENDED MAY 31, 2007

During fiscal year 2008 we decided to divest of Cragar. As a result, the operations of Cragar have been classified as loss from discontinued operations in the consolidated statements of operations for all periods presented. Revenues and operating costs in the consolidated statements of operations now exclude all accounts of Cragar.

REVENUES (in thousands):

                                                   Year Ended
                                    ------------------------------------------
                                    May 31,     % of       May 31,      % of
                                     2008      Revenue      2007       Revenue      Change      % Change
                                     ----      -------      ----       -------      ------      --------
Project management fees            $   913        7.3      $13,871       53.7      $(12,958)      (93.4)
Facility management fees             3,279       26.4        4,452       17.3        (1,173)      (26.3)
License fees                         2,430       19.5        2,341        9.1            89         3.8
Ticket service fees                  4,143       33.3        4,106       15.9            37         0.9
Project development fees               769        6.2          100        0.4           669          NM
Advertising sales commissions          767        6.2          918        3.6          (151)      (16.4)
Other revenue                          136        1.1           24        0.1           112          NM
                                   -------      -----      -------      -----      --------       -----
Gross Revenues                     $12,437      100.0      $25,812      100.0      $(13,375)      (51.8)
                                   =======      =====      =======      =====      ========       =====

Total revenues decreased $13.4 million, or 51.8%, to $12.4 million for fiscal year 2008, from $25.8 million in fiscal year 2007. This decrease was the result of ICC project management revenues which decreased $13.0 million, to $0.9 million in fiscal year 2008, from $13.9 million in fiscal year 2007. This decrease resulted as ICC construction management projects were in the completion stages in fiscal 2007, creating significant revenues from procurement of furniture, fixtures, and equipment on behalf of project owners. The related revenue and expense for these amounts are recognized in the period incurred.

Facility management fees decreased $1.2 million, or 26.3%, to $3.3 million for fiscal year 2008 from $4.5 million in fiscal year 2007. This decrease occurred primarily as a result of cancellation of the management contract with the Chevrolet Center in Youngstown, Ohio. Encore's current facility management contracts include the Santa Ana Star Center in Rio Rancho, New Mexico, and Tim's Toyota Center in Prescott Valley, Arizona, and preopening management fees for Wenatchee, Washington. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs for such employees are recognized by Encore as revenue and are also included in cost of revenues.

License fees increased $0.1 million, or 3.8%, to $2.4 million for fiscal year 2008 from $2.3 million for fiscal year 2007.

Ticket service fees were relatively unchanged at $4.1 million for fiscal year 2008 and the comparable prior year period.

Project development fees were $0.8 million in fiscal year 2008, compared to $0.1 million in the prior year. GPI signed project development agreements with the City of Allen, Texas and the City of Independence, Missouri in fiscal year 2008, and received other development fees. With the signing of the agreements with the City of Allen and the City of Independence we recognized $0.5 million, or approximately 50% of our contractual development fees. The agreements are expected to yield GPI additional project management fees of $0.5 million in the first half of fiscal 2009.

Advertising sales commission decreased $0.2 million, or 16.4%, to $0.8 million in fiscal year 2008, compared to $0.9 million in the prior year. This decrease occurred primarily as a result of cancellation of the GEMS contract with the Chevrolet Center in Youngstown, Ohio. GEMS revenue for services in Wenatchee, Washington began late in fiscal year 2008, but is not yet at a level comparable to those from services in Youngstown, Ohio.

OPERATING COSTS (in thousands):

                                                    Year Ended
                                     ------------------------------------------
                                     May 31,     % of       May 31,      % of
                                      2008      Revenue      2007       Revenue      Change     % Change
                                      ----      -------      ----       -------      ------     --------
Cost of revenues                    $ 6,759       54.4      $20,179       78.2      $(13,420)     (66.5)
General and administrative costs      8,443       67.9        8,695       33.7          (252)      (2.9)
                                    -------      -----      -------      -----      --------      -----
Total Operating Costs               $15,202      122.2      $28,874      111.9      $(13,672)     (47.4)
                                    =======      =====      =======      =====      ========      =====

Total operating costs decreased by $13.7 million, or 47.4%, to $15.2 million for fiscal year 2008 from $28.9 million in the prior fiscal year.

Cost of revenues decreased by $13.4 million, or 66.5%, to $6.8 million for fiscal year 2008, from $20.2 million for fiscal year 2007. This decrease resulted primarily because 1) ICC construction management projects were in the final stages during the prior fiscal year, which generated costs associated with the purchase and sale of furniture, fixtures, and equipment on behalf of project owners, and 2) facility management payroll associated with the facility in Youngstown, Ohio, decreased due to cancellation of the management agreement.

General and administrative expenses decreased $0.3 million, or 2.9%, to $8.4 million for fiscal year 2008 from $8.7 million for fiscal year 2007. Fiscal year 2008 includes approximately $0.8 million in costs associated with litigation and settlements and $0.2 million in severance. Fiscal year 2007 included $1.6 million in costs associated with litigation and settlements and $0.3 million minority interest income.

LOSS FROM CONTINUING OPERATIONS (in thousands):

                                                    Year Ended
                                     ------------------------------------------
                                     May 31,     % of       May 31,      % of
                                      2008      Revenue      2007       Revenue      Change     % Change
                                      ----      -------      ----       -------      ------     --------
Loss from Continuing Operations     $(2,924)     (23.5)    $(2,601)      (10.1)      $(323)       12.4
                                    =======      =====     =======       =====       =====        ====

Loss from continuing operations was $2.9 million for fiscal year 2008, compared to net loss of $2.6 million for the fiscal year 2007. Fiscal year 2008 includes approximately $0.8 million in costs associated with litigation and settlements, $0.3 million loss on our investment in PVEC LLC, and $0.2 million in severance. Fiscal year 2007 included $1.6 million in costs associated with litigation and settlements.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2008, we have $0.4 million in cash and cash equivalents, including cash collected for GetTix tickets of approximately $0.3 million for events scheduled to occur in the future.

Cash used by operating activities for fiscal 2008 was $2.9 million compared to cash used by operating activities of $0.9 million in the prior fiscal year. This increase in cash used by operations is attributable primarily to:

     * a reduction in trade accounts payable and accrued liabilities of $1.7 million, in part because we funded, in fiscal 2008, legal and settlement reserves of $0.7 million existing at May 31, 2007;
     * an increase in unbilled earnings on the Wenatchee project of $0.8 million; and
     *    an offset by a reduction in accounts receivable of $1.8 million.

A $0.4 million source of operating capital during fiscal year 2008 was League license transfer fees. Since League license transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through these or other sources.

Cash used in investing activities totaled $27.9 million for fiscal year 2008, compared to cash used in investing activities of $0.3 million in the prior fiscal year. Of this increase, $27.7 million relates to construction of the events center in Wenatchee, Washington. The construction costs are being funded primarily with a construction loan with Marshall Financial Group, LLC, as reflected as a source of funds in the financing section.

Cash provided by financing activities totaled $27.0 million for fiscal year 2008, primarily related to funds received from the construction loan with Marshall Financial Group, LLC.

On August 1, 2008, we closed a transaction under which we sold substantially all of the assets of Cragar. The assets consisted primarily of intangible property, including trademarks, service marks and domain names. The purchase price was approximately $1.9 million in cash. Of the proceeds, $0.1 million was used for transaction-related costs and, as discussed in greater detail below, $1.25 million of the cash received has been set aside in a restricted account as security for a letter of credit. The remainder of the funds was available for working capital and general corporate purposes.

In August 2007, we entered into an agreement with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington. The outstanding principal balance of the note bears interest at a rate of prime plus 0.25% (5.25% at May 31, 2008). The note is payable in its entirety in August 2009. The Greater Wenatchee Regional Events Center Public Facilities District (PFD) has exercised its option to buy the events center upon completion of construction, scheduled in October 2008. When this sale is completed, we will be required to pay the construction loan in full. Consequently, as of May 31, 2008, the $26.9 million outstanding balance on the construction loan is classified as short-term notes payable in the consolidated balance sheet.

Financial covenants of the Marshall note require that we maintain a level of stockholders' equity of not less than $8.0 million and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3.5 million. As of May 31, 2008, we were not in compliance with these financial covenants.

Interest on the Marshall note accumulates monthly and increases both notes payable and investment in Wenatchee project in the consolidated balance sheet. As of May 31, 2008, $1.1 million of our initial investment in the project was included in investment in Wenatchee project; as we did not finance this initial investment with the loan. We expect to finance future investments in the project with the loan. Expenditures on the project are generally incurred in one month and financed with the loan in the following month, when a draw request is submitted Marshall.

We have a $1.75 million line of credit that matures on November 1, 2008, and bears interest at a rate of prime plus 2% (7.0% at May 31, 2008). As of May 31, 2008, and through the date of this filing, we have received no cash advances on this credit facility. Effective June 2008, we are required to deposit cash in the amount of any requested cash advances. At May 31, 2008, and as of the date of this filing, we had a maximum borrowing capacity of $0.5 million, as a result of a $1.25 million letter of credit in favor of Marshall, which reduced our available line of credit. We deposited $1.25 million of the proceeds from the disposition of Cragar with the bank in August 2008, as security for the letter of credit. These funds are restricted, and unavailable to us, as long as the letter of credit is outstanding. The letter of credit currently expires in August 2009; however we expect the letter of credit to be surrendered by Marshall in October 2008 when we intend to repay our construction loan with proceeds from the sale of the events center in Wenatchee, Washington. The PFD intends to issue bonds to finance its purchase of the facility. The success of the bond issuance cannot be guaranteed.

The credit facility has been secured by substantially all of our tangible and intangible assets. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5 million as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of May 31, 2008, we were not in compliance with the tangible net worth covenant; however, the bank has waived this covenant violation.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan. Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through May 31, 2009. We expect cash and cash flow will be low in the first quarter of fiscal 2009, and remain low until the sale of the Wenatchee events center in October 2008. We do not expect to borrow under the letter of credit, since any advances will require us to deposit cash in the amount of the requested advance. If we continue to not maintain compliance with covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources. We may be required to refinance all or part of our existing debt. We cannot guarantee that we would be able to do so on terms acceptable to us, if at all.

ECONOMIC FACTORS AND SEASONALITY

General economic factors, which are largely out of our control, may have a materially adverse effect on our results of operations. Economic conditions may adversely affect our customers' ability to pay for our services or interest in our services. Economic conditions, particularly high gasoline prices, may also have an adverse impact on arena operations, if customers of the arenas purchase fewer tickets to arena events or decide not to renew season tickets or other contracts.

We experience significant seasonality in our cash flows from assessment fees, and must budget our cash flow accordingly. Approximately 75% of annual league assessment fees are received prior to the start of the League hockey season in October of each year.

INFLATION

We do not believe that inflation has been a material factor in our prior operations, nor do we anticipate that general price inflation will have a significant impact on our operations in the near future.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is more likely than not to be sustained based on the technical merits of the position. We adopted FIN No. 48 on June 1, 2007, and there was no material effect on our financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Global Entertainment Corporation and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Global Entertainment Corporation and subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Corporation and subsidiaries at May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Semple, Marchal & Cooper, LLP
-----------------------------------------
Phoenix, Arizona
August 27, 2008

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 2008 and 2007
               (in thousands, except share and per share amounts)

                                                                              2008               2007
                                                                            --------           --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    443           $  4,252
  Accounts receivable, net of $2 and $557
   allowance at May 31, 2008 and 2007                                          1,111              3,420
  Prepaid expenses and other assets                                              239                706
  Income taxes receivable                                                         --                 63
  Deferred income tax asset                                                       --                 14
  Investment in Wenatchee project                                             34,473                 --
  Assets to be disposed                                                        2,167                302
                                                                            --------           --------
      TOTAL CURRENT ASSETS                                                    38,433              8,757

Property and equipment, net                                                      266                149
Goodwill                                                                         519                519
Other assets                                                                     108                 81
Minority interests                                                                38                 --
Assets to be disposed                                                             --              2,800
                                                                            --------           --------
      TOTAL ASSETS                                                          $ 39,364           $ 12,306
                                                                            ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $  7,718           $  3,123
  Accrued liabilities                                                            750              1,605
  Deferred revenues                                                               24                240
  Notes payable - current portion                                             27,220                 --
  Liabilities related to assets to be disposed                                   233                318
                                                                            --------           --------
      TOTAL CURRENT LIABILITIES                                               35,945              5,286

Deferred income tax liability                                                    117                 66
Notes payable - long-term portion                                                180                 --
                                                                            --------           --------
      TOTAL LIABILITIES                                                       36,242              5,352
                                                                            --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                                --                 --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,625,114 and 6,508,173 shares issued and outstanding as of
   May 31, 2008 and 2007                                                           7                  7
  Paid-in capital                                                             10,930             10,731
  Retained deficit                                                            (7,815)            (3,784)
                                                                            --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                               3,122              6,954
                                                                            --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 39,364           $ 12,306
                                                                            ========           ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years Ended May 31, 2008 and 2007
               (in thousands, except share and per share amounts)

                                                                   2008                 2007
                                                                ----------           ----------
REVENUES:
  Project management fees                                       $      913           $   13,871
  Facility management fees                                           3,279                4,452
  License fees                                                       2,430                2,341
  Ticket service fees                                                4,143                4,106
  Project development fees                                             769                  100
  Advertising sales commissions                                        767                  918
  Other revenue                                                        136                   24
                                                                ----------           ----------
      TOTAL REVENUES                                                12,437               25,812
                                                                ----------           ----------
OPERATING COSTS:
  Cost of revenues                                                   6,759               20,179
  General and administrative costs                                   8,443                8,695
                                                                ----------           ----------
      TOTAL OPERATING COSTS                                         15,202               28,874
                                                                ----------           ----------
INCOME (LOSS) FROM OPERATIONS                                       (2,765)              (3,062)

OTHER INCOME (EXPENSE):
  Interest income                                                       94                  247
  Interest expense                                                     (40)                 (12)
  Minority interests                                                    38                  304
  Loss on investment in PVEC, LLC                                     (251)                  --
  Impairment of non-marketable securities                               --                  (78)
                                                                ----------           ----------
      TOTAL OTHER INCOME (EXPENSE)                                    (159)                 461
                                                                ----------           ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 (2,924)              (2,601)
INCOME TAX BENEFIT                                                     105                   --
                                                                ----------           ----------
LOSS FROM CONTINUING OPERATIONS                                     (2,819)              (2,601)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES              (1,212)              (1,524)
                                                                ----------           ----------
NET LOSS                                                        $   (4,031)          $   (4,125)
                                                                ==========           ==========
LOSS PER SHARE:
  Basic-
    Loss from continuing operations                             $    (0.43)          $    (0.40)
    Loss from discontinued operations                                (0.19)               (0.23)
                                                                ----------           ----------
    Net loss                                                    $    (0.62)          $    (0.63)
                                                                ==========           ==========
  Diluted-
    Loss from continuing operations                             $    (0.43)          $    (0.40)
    Loss from discontinued operations                                (0.19)               (0.23)
                                                                ----------           ----------
    Net loss                                                    $    (0.62)          $    (0.63)
                                                                ==========           ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                          6,545,292            6,502,736
                                                                ==========           ==========
  Diluted                                                        6,545,292            6,502,736
                                                                ==========           ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Years Ended May 31, 2008 and 2007
                      (in thousands, except share amounts)

                                          Common Stock                             Retained
                                     ----------------------         Paid-in        Earnings
                                     Shares          Amount         Capital        (Deficit)         Total
                                     ------          ------         -------        ---------         -----
BALANCE AT MAY 31, 2006             6,487,492        $    7        $ 10,666        $    341         $ 11,014

Exercise of options                    10,681            --               9              --                9

Issuance of restricted stock           10,000            --              56              --               56

Net loss for the fiscal year
 ended May 31, 2007                        --            --              --          (4,125)          (4,125)
                                    ---------        ------        --------        --------         --------

BALANCE AT MAY 31, 2007             6,508,173             7          10,731          (3,784)           6,954

Exercise of options                    13,941            --              --              --               --

Issuance of restricted stock            3,000            --              36              --               36

Issuance of stock                     100,000            --             163              --              163

Net loss for the fiscal year
 ended May 31, 2008                        --            --              --          (4,031)          (4,031)
                                    ---------        ------        --------        --------         --------

BALANCE AT MAY 31, 2008             6,625,114        $    7        $ 10,930        $ (7,815)        $  3,122
                                    =========        ======        ========        ========         ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        Years Ended May 31, 2008 and 2007
                                 (in thousands)

                                                                       2008               2007
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (4,031)          $ (4,125)
  Adjustments to reconcile net loss to net cash
   used in operating activities-
     Depreciation                                                         142                130
     Deferred income taxes                                                 65                 --
     Unbilled earnings on Wenatchee project                              (766)              (378)
     Provision for doubtful accounts                                      121                522
     Loss on investment in PVEC, LLC                                      251                 --
     Issuance of stock to vendors                                         163                 24
     Other non-cash items                                                  (2)                78
     Discontinued operations and related impairment charges               828              1,003
  Changes in assets and liabilities, net of businesses
   acquired and disposed-
     Accounts receivable                                                1,810              3,114
     Prepaid expenses and other assets                                    431               (295)
     Income taxes receivable                                               63                 --
     Accounts payable                                                    (877)               (10)
     Accrued liabilities                                                 (855)               (47)
     Deferred revenues                                                   (216)              (960)
                                                                     --------           --------
          Net cash used in operating activities                        (2,873)              (944)
                                                                     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (250)               (86)
  Investment in Wenatchee construction project                        (27,704)                --
  Discontinued operations                                                  22                (76)
  Other investing activities                                               --                (89)
                                                                     --------           --------
          Net cash used in investing activites                        (27,932)              (251)
                                                                     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable proceeds                                               27,204                 --
  Notes payable payments                                                 (208)                --
  Other financing activities                                               --                  9
                                                                     --------           --------
          Net cash provided by financing activities                    26,996                  9
                                                                     --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (3,809)            (1,186)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          4,252              5,438

                                                                     --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    443           $  4,252
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES:
  Interest  paid                                                     $     36           $     14
                                                                     ========           ========
  Income taxes paid (received)                                       $   (135)          $     --
                                                                     ========           ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

DESCRIPTION OF THE COMPANY

Global Entertainment Corporation (referred to in this annual report as "we," "us," "Global,", "Company" or "GEC") is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, and venue ticketing. We are primarily focused on projects located in mid-size communities in the United States.

Our current operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment
Ticketing, and Encore Facility Management.

We, through our wholly owned subsidiary, Western Professional Hockey League, Inc., are the operator of the Western Professional Hockey League (WPHL), a minor league professional hockey organization, and are the licensor of the independently owned hockey teams which participate in the league. WPHL has entered into a joint operating agreement with the Central Hockey League, Inc. (CHL Inc.). The effect of the joint operating agreement is that the two leagues had their respective teams join together and operate under the Central Hockey League name (as the League). The terms of the joint operating agreement define how the League will operate.

The League is a structured licensed sports league, which includes competing teams located in states, including Texas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, and Arizona. There were 17 teams in the 2007-08 season and 18 teams in the 2006-07 season. In the 2007-2008 season 13 teams were licensed by WPHL and in the 2006-2007 season 14 teams were licensed by WPHL. In each season, 4 teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

During the year ended May 31, 2007, we began  operations of Global  Properties I
(GPI) which provides services in targeted mid-sized communities across the United States related to the development of multipurpose events centers and surrounding multi-use real estate development.

GPI, along with International Coliseums Company, Inc. (ICC), develops multipurpose events centers in mid-market communities. ICC's development of multipurpose events centers promotes the development of the League by assisting potential licensees in securing quality venues in which to play minor professional hockey league games. The inter-relationship between GPI, ICC and WPHL is a key factor in the viability of a managed multipurpose entertainment facility.

Global Entertainment Marketing Systems, Inc. (GEMS), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, club seat license sales, and facility sponsorship agreements.

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose event centers developed by GPI and ICC, existing League licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators. GetTix provides a full ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

In February 2006, we formed Encore Facility Management (Encore), a single source management entity that provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage. Encore is currently involved with facility management of a multipurpose events centers developed by GPI and ICC. Facility management operations are conducted under separate limited liability companies.

On August 1, 2008, we closed a transaction pursuant to which we sold substantially all of the assets of our subsidiary Cragar Industries, Inc. (Cragar), a licensor of an automotive aftermarket wheel trademark and brand - CRAGAR(R). The assets consisted primarily of intangible property, including trademarks, service marks and domain names. The purchase price was approximately $1.9 million in cash. Of the cash proceeds, $0.1 million was used for transaction-related costs and $1.25 million has been set aside in a restricted account as security for a letter of credit. The remainder of the funds was made available for working capital and general corporate purposes.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, Encore, GetTix and Cragar, as well as the limited liability companies formed for facility management. Intercompany balances and transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

During fiscal year 2008 we decided to divest of Cragar. As a result, the operations of Cragar have been classified as loss from discontinued operations in the consolidated statements of operations for all periods presented.

RECLASSIFICATIONS

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from municipalities for services in relation to construction and project management; license fees due and receivables from merchant banks for credit card ticket sales, and other receivables from customers. We follow the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of individual accounts outstanding and our prior history of uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected. Accounts receivable are generally unsecured. If market conditions decline, actual collection experience may not meet expectations and may result in increased delinquencies.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method for financial statement purposes and under accelerated methods for income tax purposes. Repairs and maintenance expenses are charged to operations as incurred. Betterment or renewals are capitalized as incurred.

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL

We evaluate goodwill and other intangibles for impairment annually, and when impairment indicators arise, in accordance with Statement of Financial Accounting Standard No. 142 (SFAS142), "Goodwill and Other Intangible Assets".

For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We have not recognized any impairment losses to date on goodwill. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

DEFERRED REVENUES

Deferred revenues represent various fees received for which substantially all of the services have not yet been performed. The revenues will be recognized when the obligations of the agreement are met and the earnings cycle has been completed.

MINORITY INTERESTS

We have entered into a joint operating agreement with CHL Inc. Under the terms of the joint operating agreement, WPHL will handle all operating functions of the combined league, with the profit or loss from league operations being split between WPHL, Inc. and CHL Inc. based upon the number of teams from the respective leagues. We consolidate league operations and CHL Inc.'s portion of operations is recorded as minority interests. The allocation of expenses and division of profits involves some degree of estimation. Changes in these estimates could affect the allocation of profit or loss under the terms of the joint operating agreement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts receivable, accounts payable, accrued liabilities and notes payable are substantially current and bear reasonable interest rates. As a result, the carrying values of these financial instruments are deemed to approximate fair values.

REVENUE RECOGNITION

License Fees: License fees include initial acquisition fees, transfer fees and annual assessments. Initial license fees represent amounts received from League licensees to acquire a hockey license. Transfer license fees represent the amounts received upon the transfer of ownership of an existing license. We recognize initial fees and transfer fees when we have met all of our significant obligations under the terms of the license agreement. Each arrangement is unique, however, under the standard license agreement, we are generally responsible for assisting the licensee with facility lease contract negotiations (if a lease has not yet been secured), venue ticketing analysis and pricing, concessionaire negotiations and staffing advisements. These generally occur at the time the licensee acquires a license. Pursuant to the terms of the joint operating agreement, each team in the League also pays annual assessment fees of $75 thousand, plus $15 thousand per annum for officiating costs. In addition, the teams from WPHL pay an extra $10 thousand annually to cover our costs. The fees are recognized ratably over the year in proportion to the expenses expected to be incurred. At the end of the year, net profits, or losses are shared proportionately with each member of the joint operating agreement.

Advertising Sales Commission: GEMS sells certain contractual rights, including facility naming rights, luxury suite sales, club seat license sales and facility sponsorship agreements. The revenue from these contracts is recognized when earned in accordance with the contract.

Project Management Fees: ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction of municipal venues. This revenue is recognized ratably over the duration of the contracts. Project management fees also include amounts we billed relating to furniture, fixtures and equipment, architecture fees, and other amounts we incur on behalf of municipalities. The related revenue and expense for these amounts are recognized in the period incurred. Revenues and costs from fixed-price and modified fixed-price construction contracts, are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known. Project management revenues are recorded based on the gross amounts billed to a customer in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

Project Development Fees: GPI targets mid-sized communities across the United States providing our services related to the development of multipurpose events centers and surrounding multi-use real estate development. Project development fees are recognized according to specific contract terms; typically 50% upon signing of a development contract and 50% upon construction groundbreaking.

Facility Management Fees: Encore earns fees for managing the operations of various municipal venues. These activities include developing operating procedures and manuals, hiring all staff, supporting sales and marketing, location maintenance, concessions coordination, preparing annual budgets, and securing and promoting events. Revenues from facility management services are recognized as services are rendered and consist of contract fees, which reflect the total price of such services. The payroll costs related to employees working at the facilities are included in cost of revenues.

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

ARENA GUARANTEES

We have entered into various contracts with facilities which guarantee certain economic performance standards. In the event these economic performance standards are not reached, we are liable for the difference between the actual performance and the guaranteed performance. We estimate and accrue an obligation for an estimate of our potential liability under these guarantees, taking into consideration our experience with similar facilities, the economic environment, among other factors. It is often not possible to estimate a potential liability under these guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each agreement. If economic conditions, or other facts and circumstances were to change, this could cause an increase in our potential liability and a charge to earnings.

INCOME TAXES

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus United States tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe the recovery was less than likely, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination was made.

Interest is charged to interest expense and penalties are charged to general and administrative costs if there are any assessments.

STOCK-BASED COMPENSATION

We recognize compensation cost for stock-based awards issued after March 1, 2006, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock.

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

Material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, arena guarantees, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of liability related to the secondary guarantee related to a worker's compensation program, and the allocation of expenses, division of profit relating to the joint operating agreement, and the application of the percentage-of-completion method. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

ACCOUNTING DEVELOPMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is more likely than not to be sustained based on the technical merits of the position. We adopted FIN No. 48 on June 1, 2007, and there was no material effect on our financial position or results of operations.

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

--------------------------------------------------------------------------------
                         EARNINGS (LOSS) PER SHARE (EPS)
--------------------------------------------------------------------------------

Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. The computation of diluted EPS equals the basic calculation in each year presented because common stock equivalents were antiduilutive due to losses from continuing operations for each of the years presented.

Reconciliations of the numerators and denominators in the EPS computations for loss from continuing operation follow:

                                                         2008           2007
                                                      ----------     ----------
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations   $   (2,924)    $   (2,601)
                                                      ==========     ==========

DENOMINATOR:
Basic EPS - weighted average shares outstanding        6,545,292      6,502,736
Effect of dilutive securities                                 --             --
                                                      ----------     ----------
Diluted EPS - weighted average shares outstanding      6,545,292      6,502,736
                                                      ==========     ==========

Number of shares of common stock which could
 be purchased with average outstanding securities
 not included in diluted EPS because effect would
 be antidilutive-
   Stock options (average price of $4.82 and $4.79)      463,622        592,827
   Warrants (average price of $6.32)                     275,760        275,760
   Restricted stock                                       15,399         13,501

The impacts of all outstanding options, warrants and restricted stock outstanding at May 31, 2008, were not included in the calculation of diluted EPS for fiscal year 2008, because to do so would be antidilutive. They could potentially dilute EPS in the future.

--------------------------------------------------------------------------------
                         INVESTMENT IN WENATCHEE PROJECT
--------------------------------------------------------------------------------

We are providing construction management services under an agreement with the City of Wenatchee, Washington, related to a multi-purpose events center in that city. Investment in Wenatchee project of $34.5 million on the consolidated balance sheets represents costs and estimated earnings in excess of billings on this construction project, which we own until construction is complete and the facility is sold, which is expected in October 2008. Revenues earned on this project are recorded based on the ratio of costs incurred to the total costs expected to be incurred. For this purpose, only costs related to performance under the contract are considered. This cost-to-cost method is used because management believes costs are the best available measure of our progress on this fixed-price contract, which may be modified by incentive and penalty provisions. At May 31, 2008, investment in Wenatchee project consisted of costs incurred of $33.4 million and estimated earnings of $1.1 million. Estimated earnings of $0.9 million have been included in project management fees and $0.2 million in project development fees in the consolidated statements of operations through May 31, 2008. Under the terms of our construction management agreement, we are not able to bill the City for our services and will receive our revenue out of the proceeds from the sale of the facility.

Costs associated with the project, including all direct and indirect costs, including contract supervision and interest during the construction period, are being recorded as investment in Wenatchee project until the building is completed. Accumulated interest through May 31, 2008, totals $0.8 million. We expect project costs to total between $52 million and $54 million. The Greater Wenatchee Regional Events Center Public Facilities District has exercised its option to buy the events center upon completion of construction, scheduled in October 2008.

In August 2007, we entered into an agreement with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of the facility. As of May 31, 2008, $1.1 million of our initial investment in the project was included in investment in Wenatchee project but we did not finance this initial investment with the loan. We expect to finance future investments in the project with the loan. Expenditures on the project are generally incurred in one month and financed with the loan in the following month, when a draw request is submitted to Marshall.

At May 31, 2008, approximately $5.6 million of payables related to expenditures on the project were included in accounts payable.

--------------------------------------------------------------------------------
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

As of May 31, 2008 and 2007, property and equipment was comprised of the following (in thousands):

                                               2008                2007
                                             --------            --------
     Office furniture and equipment          $    308            $    241
     Computer equipment                           392                 369
                                             --------            --------
                                                  700                 610
     Less: accumulated depreciation              (434)               (461)
                                             --------            --------
                                             $    266            $    149
                                             ========            ========

The initial estimated useful lives for depreciation purposes range from two to seven years.

--------------------------------------------------------------------------------
                             PVEC, LLC JOINT VENTURE
--------------------------------------------------------------------------------

During the fiscal year ended May 31, 2006, we entered into a joint venture partnership agreement with Prescott Valley Signature Entertainment, LLC to form Prescott Valley Events Center, LLC (PVEC, LLC) to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona. We are the managing member of PVEC, LLC. Construction of the center, which opened in November 2006, was funded by proceeds from the issuance of $35 million in Industrial Development Authority of the County of Yavapai Convention Center Facilities Excise Tax Revenue Bonds, Series 2005 (the Bonds).

We account for our investment in PVEC, LLC under the equity method. Our interest in this entity is not a controlling one, as we do not own a majority voting interest and as our ability to affect the business operations is significantly limited by the partnership operating agreement. The PVEC, LLC operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member. Each member must contribute $1 thousand for a 50% interest in the joint venture. We will also contribute $250 thousand as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1.5 million as preferred capital. Because we have committed to pay our initial capital contributions, these amounts are recorded in accounts payable in our consolidated balance sheets. Further, because PVEC LLC is sustaining losses, and profitable future operation is not assured, we have recorded losses on our investment, in the amount of $251 thousand, to bring our investment to zero.

Each member will receive a 5% return on preferred capital contributions and will share equally in the gain or loss of PVEC, LLC. If funds available to PVEC, LLC are insufficient to fund operations, the members agree to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal.

PVEC, LLC is obligated to make lease payments equal to debt service payments on the Bonds. In the event of any shortfalls in debt service payments, amounts will first be paid by escrow accounts funded by 2% of the transaction privilege tax
(TPT) collected from the surrounding project area and from a lockbox account containing 1) our initial contribution to PVEC of $250 thousand, 2) $100 thousand per year (increasing annually by inflation) from the Town of Prescott Valley and 3) earnings from the events center.

We have a limited guarantee of the cash flow of PVEC, LLC as cash flows from operations of the center are first used to pay operating expenses, second to our base management fee (4% of the center's operating revenue), third to debt service, then to fund other items. The maximum losses under this guarantee are limited to our annual management fee. We do not believe any potential payments under this guarantee would be material.

PVEC, LLC's fiscal year ends December 31. Unaudited financial information for PVEC, LLC, as of and for the years ended December 31, 2007 and 2006 follows (in thousands):

                                                2007                 2006
                                              --------             --------
     Operating Revenues                       $  5,514                1,352
     TPT Revenues                                  731                   --
     Operating Expenses                          7,285                1,344
     Interest Expense                            2,432                  250
     Loss Before Income Tax                      3,332                   --

     As of Period End
       Property and Equipment                   31,357               32,621
       Total Assets                             36,627               43,527
       Bonds Payable                            35,000               35,000
       Partners' Equity                         (1,591)               1,740

Our consolidated financial statements reflect the following for the years ended May 31, 2008 and 2007, related to transactions between us and PVEC, LLC (in thousands).

                                                              2008        2007
                                                            --------    --------
Facility management fees, exclusive of payroll  (Encore)      $ 54        $ 52
Facility management fees, payroll related (Encore)             878         779
Advertising sales commission (GEMS)                            229         180
Ticket service feees (GetTix)                                  192         305
Cost of revenues - facility payroll (Encore)                   878         779
Accounts payable at end of period                              251         225
Accounts receivable at end of period                           101          84

--------------------------------------------------------------------------------
                           PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------

The actual income tax benefit differs from the expected income tax benefit computed by applying the United States Federal corporate statutory income tax rate to loss from continuing operations for fiscal years 2008 and 2007 as follows (in thousands):

                                                     2008              2007
                                                   --------          --------
Computed expected tax benefit                       $  (994)          $  (884)
Meals and entertainment and
 miscellaneous expenses                                  26                 6
Exercise and sale of qualified options                   25                --
Valuation allowance, primarily on benefit
 of net operating loss carryforwards                  1,008             1,030
State income taxes                                     (170)             (152)
                                                    -------           -------
Income tax benefit                                  $  (105)          $    --
                                                    =======           =======

The $105 thousand benefit is primarily current and includes a current tax benefit of $75 thousand resulting from the carryback of net operating losses.

At May 31, 2008 and 2007, deferred tax assets and liabilities consisted of the following (in thousands):

                                                      2008               2007
                                                    --------           --------
Deferred Tax Asset:
  Allowance for doubtful accounts                    $     1            $   223
  Net operating loss carryforwards                     2,594              1,743
                                                     -------            -------
                                                       2,595              1,966
Less:  valuation allowance                            (2,595)            (1,952)
                                                     -------            -------
Deferred Tax Asset                                   $    --            $    14
                                                     =======            =======
Deferred Tax Liabilites, Long Term-
 depreciation                                        $  (117)           $   (66)
                                                     =======            =======

We have established a valuation allowance due to the uncertainty in the utilization of net operating loss carryforwards. In fiscal years 2008 and 2007, the valuation allowance increased in fiscal years 2008 and 2007 to reflect the status of net operating loss carryforwards.

The loss carryforwards acquired in the merger with Cragar were limited as to use under IRC Section 382. In connection with the sale of Cragar in August 2008, those carryforwards will no longer be available, to the extent not available at May 31, 2008, and the related deferred tax assets have been written off effective May 31, 2008. Our federal and state net operating loss carryforwards, exclusive of those limited as to use under IRC Section 382, as of May 31, 2008, totaled approximately $6.3 million. Net operating loss carryforwards will expire in 2028 for federal tax purposes and 2013 for state tax purposes.

--------------------------------------------------------------------------------
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

In August 2007, we entered into an agreement with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington. The outstanding principal balance of the note bears interest at a rate of prime plus 0.25% (5.25% at May 31, 2008). The note is payable in its entirety in August 2009. The Greater Wenatchee Regional Events Center Public Facilities District has exercised its option to buy the events center upon completion of construction, scheduled in October 2008. At the time we sell the events center we will be required to pay the construction loan in full. Consequently, as of May 31, 2008, the $26.9 million outstanding balance on the construction loan is classified as short-term notes payable in the consolidated balance sheet. Interest on the Marshall note accumulates monthly and increases both note payable and investment in Wenatchee project in the consolidated balance sheet.

Financial covenants of the Marshall note require that we maintain a level of stockholders' equity of not less than $8.0 million and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3.5 million. As of May 31, 2008, we were not in compliance with these financial covenants.

We have a $1.75 million line of credit, with a bank, that matures on November 1, 2008, and bears interest at a rate of prime plus 2% (7.0% at May 31, 2008). As of May 31, 2008, and through the date of this filing, we have received no cash advances on this credit facility. Effective June 2008, we are required to deposit cash in the amount of any requested cash advances. At May 31, 2008, we had a maximum borrowing capacity of $0.5 million, as a result of a $1.25 million letter of credit in favor of Marshall, which reduced our available line of credit. We deposited $1.25 million of the proceeds from the disposition of Cragar with the bank in August, 2008, as security for the letter of credit. These funds are restricted, and unavailable to us, while the letter of credit is outstanding. The letter of credit currently expires in August 2009, however we expect the letter of credit to be surrendered by Marshall in October 2008 when we intend to repay our construction loan with proceeds from the sale of the events center in Wenatchee, Washington. The PFD intends to issue bonds to finance its purchase of the facility. The success of the bond issuance cannot be guaranteed.

The credit facility has been secured by substantially all of our tangible and intangible assets. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5 million as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of May 31, 2008, we were not in compliance with the tangible net worth covenant; however, the bank has waived this covenant violation.

In fiscal year 2008, we entered into a note payable in connection with settlement of a legal matter. The note calls for 36 payments of $10 thousand monthly through December 2010. We recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs.

In fiscal year 2008, we entered into an agreement with a vendor to finance $0.4 million of accounts payable under a note. The note bears interest at 8.3% and is payable in monthly installments of $84 thousand through July 2008.

Principal maturities of notes payable are as follows (in thousands):

                   Marshal        Settlement         Vendor           Total
                Construction         Note             Note            Notes
Fiscal Year         Loan           Payable          Payable          Payable
-----------         ----           -------          -------          -------
  2009            $26,867          $   103          $   250          $27,220
  2010                 --              111               --              111
  2011                 --               69               --               69
                  -------          -------          -------          -------
                  $26,867          $   283          $   250          $27,400
                  =======          =======          =======          =======

--------------------------------------------------------------------------------
                                     EQUITY
--------------------------------------------------------------------------------

WARRANTS

During fiscal year 2006 we issued warrants to acquire shares of its common stock to select qualified institutional and other investors and placement agents related to a private placement of its common stock. During fiscal years 2008 and 2007, we had 275,760 warrants outstanding to purchase common stock. All of the warrants are convertible into one share of common stock and carried initial terms of five years. All of the warrants are vested and exercisable as of May 31, 2008.

Information with respect to warrants outstanding and exercisable at May 31, 2008, is as follows:

                     Number of             Weighted
                     Warrants              Average          Weighted
                    Outstanding           Remaining          Average
     Exercise           and              Contractual        Exercise
      Price         Exercisable        Term (in years)        Price
      -----         -----------        ---------------        -----
      $3.50           20,000                 0.80            $3.50
      $3.55           39,960                 0.33             3.55
      $7.10          215,800                 2.85             7.10
                     -------                -----            -----
                     275,760                 2.34            $6.32
                     =======                =====            =====

OPTIONS

During 2000, we adopted the 2000 Long-Term Incentive Plan. The plan authorizes our Board of Directors to grant both qualified incentive and non-qualified stock options and restricted stock awards to selected officers, key employees, outside consultants and directors for up to an aggregate of 750,000 shares of common stock, as amended during fiscal year 2004. As of May 31, 2008, a total of 207,392 options remained available for issuance under the plan. These options were issued to various directors, employees and consultants. Vesting of options is at the discretion of the Board of Directors and all outstanding options are fully vested as of May 31, 2008. Options issued under the plan have a maximum term of 10 years. The exercise price of each option is equal to the market price of our common stock on the date of grant.

The following summarizes option activity in fiscal years 2008 and 2007:

                                                                       Weighted
                                                     Weighted          Average            Aggregate
                                                     Average          Remaining           Intrinsic
                                     Number of       Exercise        Contractual            Value
                                      Options         Price        Term (in years)      (in thousands)
                                      -------         -----        ---------------      --------------
     Outstanding at May 31, 2006      679,000         $4.66             6.80               $ 536
       Exercised                      (19,351)         3.54                                   62
       Forfeited                      (19,750)         5.97
                                     --------         -----            -----               -----
     Outstanding at May 31, 2007      639,899          4.65             5.80                 160
       Exercised                      (65,000)         3.58                                   64
       Forfeited                     (184,142)         4.60
                                     --------         -----            -----               -----
     Outstanding at May 31, 2008      390,757         $4.89             5.16               $  --
                                     ========         =====            =====               =====

The following table summarizes additional information about out stock option exercises in fiscal years 2008 and 2007.

                                              2008             2007
                                            --------         --------
     Cashless Exercises-
       Number of options exercised            65,000           16,851
       Shares issued                          13,941            8,181
     Cash Exercises-
       Number of options exercised                --            2,500
       Cash proceeds (in thousands)          $    --          $     9

Additional information about outstanding options to purchase common stock as of May 31, 2008, follows:

                     Number of             Weighted
                      Options              Average          Weighted
                    Outstanding           Remaining          Average
     Exercise           and              Contractual        Exercise
      Price         Exercisable        Term (in years)        Price
      -----         -----------        ---------------        -----

      $3.50           166,500                4.58             $3.50
      $3.55            49,757                0.33              3.55
      $4.50             7,500                6.09              4.50
      $5.40            60,000                7.01              5.40
      $5.75            41,500                6.74              5.75
      $8.50            65,500                7.47              8.50
                      -------               -----             -----
                      390,757                5.16             $4.89
                      =======               =====             =====

RESTRICTED STOCK

During fiscal 2007, we adopted the 2007 Long-Term Incentive Plan. The plan authorizes the Board of Directors to grant restricted stock awards to selected officers, employees, and outside consultants for up to an aggregate of 320,000 shares of common stock. Awards to non-employee directors vest over two years, awards to officers and employees vest over four years, and awards made to consultants or advisors shall vest as determined by the Compensation Committee of the Board of Directors.

The following tables summarize restricted stock information for fiscal years 2008 and 2007:

                                                       2008              2007
                                                     --------          ---------
Restricted stock related expenses (in thousands)-
  General and administrative costs                   $     72          $      24
Unrecognized compensation cost at end of period      $     53          $      28
Weighted average period over which unrecognized
 compensation will be recognized                     1.9 years         0.3 years
Available for grant as of period end                   286,500           305,000

                                                   2008                              2007
                                        ------------------------        ------------------------
                                                        Weighted                        Weighted
                                        Restricted      Average         Restricted      Average
                                          Stock        Grant Date         Stock        Grant Date
                                          Shares       Fair Value         Shares       Fair Value
                                          ------       ----------         ------       ----------
Unvested as of beginning of period        15,000         $5.87                --         $  --
Unvested as of end of period              20,500          3.82            15,000          5.87
Granted during the period                 18,500          3.60            15,000          5.87
Vested during the period                  13,000          5.88                --            --

Restricted stock grants to consultants are revalued as of each reporting period end until the measurement date has been reached.

OTHER EQUITY MATTERS

In February 2008, we issued 100,000 shares of common stock, valued at $1.63 per share, in connection with the settlement of a legal matter.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. In addition, our bank credit facility restricts our ability to pay dividends. Our current policy is to retain any earnings to finance operations and expand our business.

--------------------------------------------------------------------------------
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

PURCHASE COMMITMENTS

In connection with the construction  project in Wenatchee,  Washington,  we have
purchase   commitments  for   construction,   furniture  and  fixtures  totaling
approximately $14.1 million at May 31, 2008.

OPERATING LEASES

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning February 2008. The lease is renewable for an additional sixty-month period. Leasehold improvements on at the location are depreciated over the initial lease term. Non-level rents are recognized on a straight-line basis over the initial lease term.

In addition we are committed under a phone agreement and maintenance contract to pay $7 thousand monthly though June 2009.

The minimum lease payments and minimum annual fees under our operating lease and maintenance contracts, with original terms over one year, are as follows: $365 thousand in fiscal year 2009, $283 thousand in fiscal year 2010, $289 thousand in fiscal 2011, $295 thousand in fiscal year 2012, and $295 thousand in fiscal year 2013.

LITIGATION

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of May 31, 2008, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving a former licensee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. Our claim is for approximately $115 thousand in unpaid license and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that WPHL made fraudulent representations to induce Blue Line into signing the license agreement. Blue Line seeks rescission of the license agreement, reimbursement of its license fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at May 31, 2008, related to this matter.

We were a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arose out of certain contracts between us and the plaintiffs, pursuant to which we agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. This suit was filed in December 2005, and was pending in the Maricopa County Superior Court of Arizona. We settled the matter with a combination of stock, cash and a note payable in fiscal year 2008. We are currently waiting for dismissal. Fiscal 2008 results reflect the related charges in general and administrative costs.

Global was the claimant and counter-respondent in an arbitration against Global Spectrum, L.P. (Spectrum). This arbitration was being conducted by the American Arbitration Association in Phoenix, Arizona, and stemmed from a settlement agreement entered into between Global and Spectrum. Global sought the arbitrators' declaration that Global was not obligated to make any more payments to Spectrum under the settlement agreement alleging that Spectrum misrepresented material facts to induce Global to execute the settlement agreement. Fiscal 2008 results reflect charges related to settling this matter in general and administrative costs.

International Coliseums Company was the plaintiff in a lawsuit it filed against the City of Youngstown, Ohio. The lawsuit sought a determination that the City took certain actions which prohibited ICC from performing as contracted under the management agreement between the parties. We established a reserve to reflect the estimated settlement costs in fiscal 2007 and settled the matter in fiscal 2008. Fiscal 2007 results reflect the related charges in general and administrative costs. The settlement eliminated the contingency related to certain guaranteed economic performance standards in the Youngstown, Ohio facility contract.

General and administrative costs in fiscal years 2008 and 2007, include approximately $0.8 and $1.6 million in costs associated with litigation and settlements.

CONTINGENCIES

Pursuant to the joint operating agreement between CHL, Inc. and WPHL, CHL, Inc. had an option to purchase all of WPHL's interests and rights related to WPHL teams operating under the joint operating agreement, and any other hockey related assets of the WPHL, beginning in 2011. Under the terms of the modification to the joint operating agreement entered into in June 2008, CHL Inc.'s purchase option has been eliminated and WPHL and CHL Inc. each now have a right of first refusal to purchase the other's interests if a bona-fide third party offer to purchase the entire interest is received.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of May 31, 2008.

As of May 31, 2008, we have entered into various employment contracts with key employees. Under certain circumstances we may be liable to pay amounts based on the related contract terms.

GUARANTEES

We have entered into a contract with the entertainment facility in Rio Rancho, New Mexico which guarantees certain economic performance standards. The term of this contract is for a period of 10 years and expires in December 2014. In the event these economic performance standards are not reached, we are obligated to subsidize the difference between the actual performance and the guaranteed performance. There are no recourse provisions under this agreement. The maximum amount of future payments we could be required to make under the performance guarantee is theoretical due to various unknown factors. However, the subsidy would be limited to the cumulative operating losses of the facility for each year of the guarantee. We have never made a material subsidy from this guarantee and do not believe that any potential subsidy would be material.

In February 2008, we entered into a management agreement with the City of Allen, Texas relative to a multi-purpose event center to be constructed in that city. The initial term of this agreement is fifteen years, with an option by the city to renew for an additional five years under certain conditions. This agreement includes a guarantee that the event center will operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement. This guarantee requires that all amounts reasonably required for the operation and maintenance of the event center will be generated by the operation of the event center, or otherwise paid by us. Should we be obligated to fund any operational shortfalls, the agreement provides for reimbursement to us from future profits from the event center. The maximum amount of future payments we could be required to make under this operational guarantee is theoretical due to various unknown factors. However, the guarantee would be limited to the operational loss from the facility for each year of the guarantee, less any reimbursements from the facility. We do not believe that any potential guarantee payments would be material based on the operating results of similar facilities. The facility is expected to open in the fall of 2009.

In  May  2008,  we  entered  into  a  management  agreement  with  the  City  of
Independence, Missouri relative to a multi-purpose event center to be constructed in that city. The initial term of this agreement ends fifteen years from facility opening. The city may renew the agreement for an additional five years under the same terms. The facility is expected to open in the fall of 2009 and has an operating year ended June 30. Our compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement. The management agreement includes a guarantee that we will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate. Under the terms of the agreement the city shall advance $500 thousand to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account. Excess funds in the facility operating account each operating year, after paying operating expenses, our base Encore fee and GEMs commission, are to be used in the following priority: 1) to reimburse us for any subsidy payments we have made, 2) to replenish the temporary operating reserve account 3) to fund the capital reserve account and 4) to pay on a co-equal basis our incentive fee and deposits to three additional reserve accounts. The maximum amount of future payments we could be required to make under the guarantee is theoretical due to various unknown factors. However, once the temporary operating reserve account is depleted, the guarantee subsidy payments would be limited to the operational loss each operating year, plus the amount of our Encore and GEMs fees. We do not expect to make guarantee subsidy payments based on operating results of similar facilities, however, no assurance can be made that a payment pursuant to this guarantee would not be paid in the future and that such payment would not be material.

In addition, under the terms of the management agreement with the City of Independence, an amount not to exceed $0.50 per ticket, and excess operating funds, are to be used to fund a capital reserve account up to $150 thousand dollars in each of the first five operating years and up to $250 thousand thereafter. Should the capital reserve account not be fully funded for two consecutive years, the management agreement terminates, unless the city elects to renew the agreement.

As of May 31, 2008, we provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $1.5 million related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of May 31, 2008. We believe the amount of payments under this guarantee is negligible, and as such, have assigned no value to this guarantee at May 31, 2008.

In addition to our commitments and guarantees described above we also have the commitments and guarantees described in the PVEC, LLC Joint Venture Note.

--------------------------------------------------------------------------------
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

We entered into an advisory service agreement in October 1999 with a related party. The agreement engages the related party, a shareholder, to act as our exclusive financial advisor. In consideration for the advisory services, we are also obligated to pay specific fees. The related party would receive 10% of the gross proceeds of any private placement of equity, 5% of the gross proceeds of any private placement of debt, and 4% of the gross proceeds of any public placement of equity or debt. A fee would also be received if we are involved in a merger or acquisition. The fees are to be (i) 5% of the consideration from $1 to $3 million, plus (ii) 4% of the consideration from $3 million to $6 million, plus (iii) 3% of the consideration from $6 million to $9 million, plus (iv) 2% of the consideration from $9 million to $12 million, plus (v) 1% of the consideration in excess of $12 million.

This related party has the right of first refusal to act as our exclusive financial advisor for a period of two years from the date of successfully closing a financing, as described above, for a transaction involving the purchase, sale, merger, consolidation or business combination. We and the related party will enter into an agreement appropriate and customary for services and compensation that is competitive to market conditions at the time the right is exercised.

Effective February 14, 2006, the agreement was replaced by a two year consulting agreement with Miller Capital Corporation and a two year agreement for investment banking services with Miller Capital Markets, LLC incorporating similar terms as described above. Miller Capital Corporation and Miller Capital Markets, LLC are related to the shareholder. The consulting agreement provided for service fees of $180 thousand per year, effective June 1, 2006, and for the related party to receive a restricted stock grant consisting of six thousand shares of common stock. The agreements were extended another two years effective February 14, 2008.

During the fiscal years ended May 31, 2008 and 2007, fees and expenses of approximately $199 thousand and $246 thousand, were incurred under these agreements. In addition, we incurred $25 thousand for due diligence reports in each year. At May 31, 2008 and 2007, $23 thousand and $17 thousand was payable to Miller Capital Corporation.

--------------------------------------------------------------------------------
               CONCENTRATION OF CREDIT RISK, BUSINESS AND REVENUE
--------------------------------------------------------------------------------

We maintain cash at various financial institutions. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100 thousand. At May 31, 2008 and 2007, we had uninsured cash and cash equivalents in the amounts of approximately $0.4 million and $3.8 million. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

Our business activities and accounts receivable are with customers in various industries located throughout the United States. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.

The League operates primarily in mid-sized  communities in the Central,  Western and Southern regions of the United States, including Texas, Colorado, Kansas, Mississippi, Louisiana, New Mexico, Oklahoma, and Arizona. Our facility management fees are derived from events centers operating in the Arizona and New Mexico. Should these geographic areas sustain an economic downturn that could have a significant negative impact on our operating results.

For the years ended May 31, 2008 and 2007, we recognized approximately 40% of our revenue from three event centers which we manage, and from which we derived Encore, GEMs and GetTix revenue. One of those centers is no longer under management, the contract having terminated in the second quarter of fiscal year 2008.

--------------------------------------------------------------------------------
                              EMPLOYEE BENEFIT PLAN
--------------------------------------------------------------------------------

We maintain a 401(k) profit sharing plan allowing substantially all full-time employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions are at the discretion of the Board of Directors. For the years ended May 31, 2008 and 2007, the Company did not make contributions to the Plan.

--------------------------------------------------------------------------------
                               SEGMENT INFORMATION
--------------------------------------------------------------------------------

Each of our subsidiaries is a separate legal entity with a separate management structure. Our corporate operations exist solely to support our subsidiary segments. As such, certain corporate overhead costs are allocated to the operating segments. There are no differences in accounting principles between the operations.

At May 31, 2008 and 2007, goodwill relates to our ICC segment.

The investment in Wenatchee construction project of $34.5 million in 2008, relates to our corporate operations segment.

Loss on our investment in PVEC, LLC is a loss of our corporate operations segment. The amount of our equity method investment in PVEC, LLC is currently zero.

The following is a summary of certain financial information for our areas of operation (in thousands):

                                                                        For the Year Ended
                                                   ----------------------------------------------------------
                                                                Income (Loss)
                                                               From Continuing                   Purchases of
                                                    Gross     Operations Before                  Property and   Identifiable
                                                   Revenues     Income Taxes      Depreciation     Equipment        Assets
                                                   --------     ------------      ------------     ---------        ------
May 31,2008                                                           (c)
Global Entertainment Corporate Operations          $   244         $(3,207)          $    68        $   199        $35,705 (a)
Central Hockey League/WPHL                           2,294             246                 4             --            549
Global Properties I                                    619            (200)                2             --            447
International Coliseums                              1,063             394                 5              4             47
Encore Facility Management                           3,279            (581)                1             --             11
Global Entertainment Marketing Systems                 767             (53)                3             47             42
Global Entertainment Ticketing                       4,171             477                59             --            396
Discontinued Operations                                 --              --                --             --          2,167
                                                   -------         -------           -------        -------        -------
Global Entertainment Corporation, consolidated     $12,437         $(2,924)          $   142        $   250        $39,364
                                                   =======         =======           =======        =======        =======
May 31,2007
Global Entertainment Corporate Operations          $    --         $(1,001)          $    25        $    44        $ 5,199
Central Hockey League/WPHL                           2,364          (1,085)               13              1            686
Global Properties I                                    100            (714)                1              2            343
International Coliseums                             13,871 (b)         196 (b)             7             --          2,028 (b)
Encore Facility Management                           4,452          (1,290)                1             --            262
Global Entertainment Marketing Systems                 918             296                 5             --            250
Global Entertainment Ticketing                       4,107             997                78             39            436
Discontinued Operations                                 --              --                --             --          3,102
                                                   -------         -------           -------        -------        -------
Global Entertainment Corporation, consolidated     $25,812         $(2,601)          $   130        $    86        $12,306
                                                   =======         =======           =======        =======        =======

----------
(a) Global Entertainment Corporate Operations assets include the investment in Wenatchee project of $34.5 million at May 31, 2008. Global Entertainment Corporate Operations assets include cash and cash equivalents of $443 thousand at May 31, 2008, and $4,252 thousand at May 31, 2007.
(b) International Coliseums gross revenues for fiscal year 2007 include revenues for furniture, fixtures and equipment, as well as management fees and other items on projects not recurring in fiscal 2008. Assets as of May 31, 2007, include receivables for such items, not in receivables as of May 31, 2008, as well as retainage receivables on those projects.
(c) As originally reported, in fiscal year 2007, all Global Entertainment Corporate Operations actual costs were allocated to the operating segments as a management fee. In fiscal year 2008, the management fee is fixed at a lower rate. Fiscal year 2007, amounts have been restated to reflect management fees consistent with 2008.

--------------------------------------------------------------------------------
                             DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

On August 1, 2008, we closed a transaction under which we sold substantially all of the assets of Cragar Industries, Inc. (Cragar), a licensor of an automotive aftermarket wheel trademark and brand name - CRAGAR(R). The assets consisted primarily of intangibles, including trademarks, service marks and domain names. The purchase price was approximately $1.9 million in cash. Of the cash proceeds, $0.1 million was used for transaction-related costs and $1.25 million has been set aside in a restricted account as security for a letter of credit. The remainder of the funds was available for working capital and general corporate purposes.

The purchase price of $1.9 million was allocated $1.8 million to the trademarks, with the remainder to tooling, inventory and other assets.

We expect other cash flows from Cragar in fiscal 2009, to consist primarily of the collection of receivables and payment of liabilities existing as of the date of sale, which were largely unchanged from those existing at May 31, 2008.

The following table presents selected operating data for Cragar for fiscal years 2008 and 2007 (in thousands):

                                                          2008            2007
                                                        --------        --------
Revenues                                                $   775         $   638
Loss on disposal                                         (1,148)             --
Loss before income taxes                                 (1,212)         (1,524)
Loss from discontinued operations, net of income tax     (1,212)         (1,524)

The assets and liabilities of Cragar, included in our consolidated balance sheets at May 31, 2008 and 2007, in assets to be disposed and liabilities related to assets to be disposed were as follows (in thousands):

                                                          2008            2007
                                                        --------        --------
Receivables                                             $  116          $  205
Prepaid expenses and other assets                          154             169
Deferred income tax asset                                  134              --
Trademarks                                               1,763           2,728
                                                        ------          ------
Assets to be disposed                                   $2,167          $3,102
                                                        ======          ======

Accounts payable                                        $   37          $  141
Accrued liabilities                                        120             105
Deferred income tax                                         22              --
Deferred revenues                                           54              72
                                                        ------          ------
Liabilities related to assets to be disposed            $  233          $  318
                                                        ======          ======

Cragar trademarks were not subject to amortization. Assets not subject to amortization were tested for impairment at least annually. An independent business valuation was performed as of May 31, 2007, for the purpose of testing the carrying value of trademarks related to our investment in Cragar. During fiscal year 2007, we determined that, based on estimated future cash flows, the carrying amount of Cragar trademarks exceeded fair value by $906 thousand; accordingly, an impairment loss of that amount was recognized in fiscal year 2007, and is now classified in loss from discontinued operations in the consolidated statement of operations. We had evaluated the recoverability of the trademarks as of February 29, 2008, and believed no additional impairment existed at that date. Subsequent to that date, we decided to liquidate our investment in Cragar. Included in the loss on disposition of $1.1 million is a $1.0 million write-down of the trademarks to the value assigned in the purchase price allocation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINIANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of May 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including its principal executive officer and the principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. We monitor our disclosure controls and procedures and internal controls and makes modifications as necessary; our intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Management's Annual Report on Internal Control over Financial Reporting and Changes in Internal Controls.

Our management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Exchange Act and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of May 31, 2008, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL--INTEGRATED FRAMEWORK. Based on these criteria and our assessment, we have determined that, as of May 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file certain reports of ownership with the SEC within specified time periods. Such officers, directors and shareholders are also required by SEC rules to furnish us with copies of all
Section 16(a) forms they file.

Based solely on our review of such forms received by us during the fiscal year ended May 31, 2008, or written representations from certain reporting persons, we believe that between June 1, 2007 and May 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with, except that: (i) James Yeager failed to timely file an initial filing in connection with his appointment as an officer September 1, 2007, and failed to timely file with respect to a grant of restricted stock October 17, 2007, (ii) James Domaz failed to timely file an initial filing in connection with his appointment as an officer August 20, 2007, and failed to timely file with respect to a grant of restricted stock on October 17, 2007, and (iii) Richard Kozuback failed to timely file with respect to the exercise of options November 3, 2007.

Other information required to be disclosed by this Item 10 will be included under the caption "Directors, Executive Officers and Corporate Governance" of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2008, which is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information on our directors and officers will be included under the caption "Executive Compensation" of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2008, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information on equity compensation plans and beneficial ownership of our voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security will be included under the caption "Beneficial Ownership of the Company's Securities" of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2008, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information on certain relationships and related transactions will be included under the caption "Certain Relationships and Related Parties" of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2008, which is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information on principal accountant fees and services will be included under the caption "Principal Accountant Fees and Services" of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2008, which is hereby incorporated by reference.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index attached hereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 29, 2008.

                               Global Entertainment Corporation
                                        (Registrant)


                               By /s/ W. James Treliving
                                  ----------------------------------------------
                                  W. James Treliving
                                  Chairman of the Board


                               By /s/ Richard Kozuback
                                  ----------------------------------------------
                                  Richard Kozuback
                                  Director / President & Chief Executive Officer


                               By /s/ James Yeager
                                  ----------------------------------------------
                                  James Yeager
                                  Chief Financial Officer / Treasurer


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


                               By /s/ George Melville
                                  ----------------------------------------------
                                  George Melville
                                  Director


                               By /s/ Mark Schwartz
                                  ----------------------------------------------
                                  Mark Schwartz
                                  Director

                                  EXHIBIT INDEX

The following exhibits are filed herewith or incorporated herein pursuant to Regulation SB-601:

EXHIBIT

   3.1        Amended and Restated  Articles of  Incorporation,  dated April 14,
              2000. (1)
   3.2        Bylaws dated April 18, 2000. (2)
   3.2.1      First Amendment to the Bylaws dated May 20, 2008. (3)
  10.1        2007 Long-Term Incentive Plan, dated (4)
  10.2        Employment Agreement between Global Entertainment  Corporation and
              Richard Kozuback, dated April 18, 2000(5)
  10.3        Joint Operating  Agreement,  between Western  Professional  Hockey
              League,  Inc. and Central  Hockey  League,  Inc. dated January 19,
              2001 (6)
  10.4        Modification to Joint Operating Agreement, dated June 4, 2008 *
  10.5        Form of License  Agreement  between  Western  Professional  Hockey
              League, Inc. and licensees (7)
  10.6        Form  of  Amendment  to  of  License   Agreement  between  Western
              Professional Hockey League, Inc. and licensees (8)
  10.7        Asset Purchase Agreement between Danbom Temporary, Inc. and Cragar
              Industries, Inc., dated July 31, 2008 (9)
  10.8        Construction-Term  Loan Agreement by and among Marshall  Financial
              Group, LLC and Wenatchee Events Center, LLC dated August 2, 2007 *
  10.9        Amended and Restated Lease with Purchase Option Agreement  between
              Wenatchee Events Center,  LLC and the Greater  Wenatchee  Regional
              Events  Center Public  Facilities  District and City of Wenatchee,
              dated May 30, 2007 *
  10.10       Investment Banking Services Agreement between Global Entertainment
              Corporation  and Miller Capital  Markets,  LLC, dated December 14,
              2007 *
  10.11       Consulting Agreement between Global Entertainment  Corporation and
              Miller Capital Corporation, dated February 14, 2008 *
  10.12       Form of License Agreement  between WPHL and franchises,  effective
              February 28, 2008 *
  21          Subsidiaries *
  31.1        Certifications  Pursuant to 18 U.S.C.  Section  1350-Section  302,
              signed by Richard Kozuback, Chief Executive Officer.*
  31.2        Certifications  Pursuant to 18 U.S.C.  Section  1350-Section  302,
              signed by James Yeager, Chief Financial Officer.*
  32          Certification  Pursuant  to 18 U.S.C.  Section  1350-Section  906,
              signed by Richard  Kozuback,  Chief  Executive  Officer  and James
              Yeager, Chief Financial Officer.*

----------
*    Filed herewith.
(1) Incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(2) Incorporated herein by reference to Exhibit 3.2 of our Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(3) Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, as filed with the Commission on June 17, 2008.
(4) Incorporated herein by reference to Exhibit 4.5 of our Registration Statement on Form S-8 (No. 333-150246) as filed with the Commission on April 15, 2008.
(5) Incorporated herein by reference to Exhibit 10.4 of our Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(6) Incorporated herein by reference to Exhibit 10.5 of our Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(7) Incorporated herein by reference to Exhibit 10.6 of our Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(8) Incorporated herein by reference to Exhibit 10.7 of our Registration Statement on Form S-4 (No. 333-109192), as filed with the Commission on September 26, 2003.
(9) Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, as filed with the Commission on August 8, 2008.