Form 10-Q
period 2008-08-31
GLOBAL ENTERTAINMENT CORP
filed 2008-10-15
CIK 885780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2008

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
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1600 N Desert Drive, Suite 301, Tempe, AZ                          85281
(Address of principal executive offices)                         (Zip Code)

                                 (480) 994-0772
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [X]

At September 30, 2008, 6,625,114 shares of Global Entertainment Corporation common stock were outstanding.

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 2008


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

     Condensed Consolidated Balance Sheets - As of August 31, 2008
     (Unaudited) and May 31, 2008                                              3

     Condensed Consolidated Statements of Operations (Unaudited) -
     Three Months Ended August 31, 2008 and 2007                               4

     Condensed Consolidated Statements of Changes in Stockholders'
     Equity - Year Ended May 31, 2008 and Three Months Ended
     August 31, 2008 (Unaudited)                                               5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Three Months Ended August 31, 2008 and 2007                               6

     Notes to Condensed Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            17
Item 3.  Quantitative and Qualitative Disclosures about Market Risk           22
Item 4T. Controls and Procedures                                              22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23
Item 1A. Risk Factors                                                         24
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24
Item 3.  Defaults upon Senior Securities                                      24
Item 4.  Submission of Matters to a Vote of Security Holders                  24
Item 5.  Other Information                                                    24
Item 6.  Exhibits                                                             24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               AS OF AUGUST 31, 2008 (UNAUDITED) AND MAY 31, 2008
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          August 31,          May 31,
                                                                            2008               2008
                                                                          --------           --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $    563           $    443
  Restricted cash                                                            1,250                 --
  Accounts receivable, net of $2 allowance
   August 31, 2008 and May 31, 2008                                          1,197              1,111
  Prepaid expenses and other assets                                            299                239
  Investment in Wenatchee project                                           47,209             34,473
  Assets to be disposed                                                         --              2,167
                                                                          --------           --------
      TOTAL CURRENT ASSETS                                                  50,518             38,433

Property and equipment, net                                                    229                266
Goodwill                                                                       519                519
Deferred income tax asset                                                      112                 --
Other assets                                                                   265                108
Minority interests                                                              46                 38
                                                                          --------           --------
      TOTAL ASSETS                                                        $ 51,689           $ 39,364
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $  7,281           $  7,718
  Accrued liabilities                                                          990                750
  Deferred revenues                                                            527                 24
  Notes payable - current portion                                           39,651             27,220
  Liabilities related to assets to be disposed                                  --                233
                                                                          --------           --------
      TOTAL CURRENT LIABILITIES                                             48,449             35,945

Deferred income tax liability                                                  117                117
Notes payable - long-term portion                                              153                180
                                                                          --------           --------
      TOTAL LIABILITIES                                                     48,719             36,242
                                                                          --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares
   authorized; no shares issued or outstanding                                  --                 --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,625,114 shares issued and outstanding as of August 31, 2008
   and May 31, 2008                                                              7                  7
  Paid-in capital                                                           10,938             10,930
  Accumulated deficit                                                       (7,975)            (7,815)
                                                                          --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                             2,970              3,122
                                                                          --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 51,689           $ 39,364
                                                                          ========           ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
         (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 Three Months Ended August 31,
                                                                -------------------------------
                                                                   2008                 2007
                                                                ----------           ----------
REVENUES:
  Project management fees                                       $      465           $      125
  Facility management fees                                             445                  964
  License fees                                                         375                  917
  Ticket service fees                                                  620                  779
  Project development fees                                             209                  181
  Advertising sales commissions                                        245                  255
  Other revenue                                                         --                    3
                                                                ----------           ----------
      TOTAL REVENUES                                                 2,359                3,224
                                                                ----------           ----------
OPERATING COSTS:
  Cost of revenues                                                     979                1,700
  General and administrative costs                                   1,496                3,013
                                                                ----------           ----------
      TOTAL OPERATING COSTS                                          2,475                4,713
                                                                ----------           ----------
LOSS FROM OPERATIONS                                                  (116)              (1,489)

OTHER INCOME (EXPENSE):
  Interest income                                                        3                   45
  Interest expense                                                      (7)                  (8)
  Minority interests                                                     8                    2
                                                                ----------           ----------
      TOTAL OTHER INCOME                                                 4                   39
                                                                ----------           ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   (112)              (1,450)
INCOME TAX BENEFIT                                                      --                   --
                                                                ----------           ----------
LOSS FROM CONTINUING OPERATIONS                                       (112)              (1,450)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES                 (48)                 (68)
                                                                ----------           ----------
NET LOSS                                                        $     (160)          $   (1,518)
                                                                ==========           ==========
LOSS PER SHARE:
  Basic -
    Loss from continuing operations                             $    (0.02)          $    (0.22)
    Loss from discontinued operations                                   --                (0.01)
                                                                ----------           ----------
    Net loss                                                    $    (0.02)          $    (0.23)
                                                                ==========           ==========
  Diluted -
    Loss from continuing operations                             $    (0.02)          $    (0.22)
    Loss from discontinued operations                                   --                (0.01)
                                                                ----------           ----------
    Net loss                                                    $    (0.02)          $    (0.23)
                                                                ==========           ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                          6,625,114            6,508,700
                                                                ==========           ==========
  Diluted                                                        6,625,114            6,508,700
                                                                ==========           ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED MAY 31, 2008 AND THE
                 THREE MONTHS ENDED AUGUST 31, 2008 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        Common Stock
                                     -------------------       Paid-in       Accumulated
                                     Shares       Amount       Capital         Deficit         Total
                                     ------       ------       -------         -------         -----
BALANCE AT MAY 31, 2007            6,508,173      $    7      $  10,731      $  (3,784)      $   6,954

Exercise of options                   13,941          --             --             --              --

Issuance of restricted stock           3,000          --             36             --              36

Issuance of stock                    100,000          --            163             --             163

Net loss for the fiscal year
ended May 31, 2008                        --          --             --         (4,031)         (4,031)
                                   ---------      ------      ---------      ---------       ---------

BALANCE AT MAY 31, 2008            6,625,114           7         10,930         (7,815)          3,122

Issuance of restricted stock              --          --              8             --               8

Net loss for the three months
ended August 31, 2008                     --          --             --           (160)           (160)
                                   ---------      ------      ---------      ---------       ---------

BALANCE AT AUGUST 31, 2008         6,625,114      $    7      $  10,938      $  (7,975)      $   2,970
                                   =========      ======      =========      =========       =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
                           (UNAUDITED) (IN THOUSANDS)

                                                                     Three Months Ended August 31,
                                                                     -----------------------------
                                                                       2008                 2007
                                                                     --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $   (160)            $ (1,518)
  Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation                                                          34                   38
     Unbilled earnings on Wenatchee project                              (174)                  --
     Other non-cash items                                                   8                   --
     Discontinued operations and related impairment charges                 5                  (34)
     Changes in assets and liabilities, net of businesses
      acquired and disposed -
        Accounts receivable                                               (64)               1,643
        Prepaid expenses and other assets                                (217)                 (96)
        Accounts payable                                                 (443)              (1,115)
        Accrued liabilities                                               240                  196
        Deferred revenues                                                 503                  429
                                                                     --------             --------
            Net cash used in operating activities                        (268)                (457)
                                                                     --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       --                  (37)
  Investment in Wenatchee project                                     (12,556)              (7,541)
  Proceeds from disposition of Cragar, net of expenses                  1,790                   --
                                                                     --------             --------
            Net cash used in investing activites                      (10,766)              (7,578)
                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable proceeds                                               12,679                6,549
  Notes payable payments                                                 (275)                  --
  Deposit of restricted cash                                           (1,250)                  --
                                                                     --------             --------
            Net cash provided by financing activities                  11,154                6,549
                                                                     --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      120               (1,486)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            443                4,252

                                                                     --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    563             $  2,766
                                                                     ========             ========

SUPPLEMENTAL DISCLOSURES:
  Interest  paid                                                     $      7             $      8
                                                                     ========             ========
  Income taxes paid (received)                                       $     --             $     --
                                                                     ========             ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                   BASIS OF PRESENTATION AND USE OF ESTIMATES
--------------------------------------------------------------------------------

DESCRIPTION OF THE COMPANY

Global Entertainment Corporation (referred to in this report as "we," "us," "Global,", "Company" or "GEC") is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, and venue ticketing. We are primarily focused on projects located in mid-size communities in the United States.

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

The League is a structured licensed sports league, which includes competing teams located in various states, including Texas, Colorado, Kansas, Louisiana, Mississippi, South Dakota, New Mexico, Oklahoma, and Arizona. There are 17 teams in the 2008-09 season and there were 17 teams in the 2007-08 season. In each season 13 teams were licensed by WPHL. In each season, 4 teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

Global Properties I (GPI) provides services in targeted mid-sized communities across the United States related to the development of multipurpose events centers and surrounding multi-use real estate development.

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

Encore Facility Management (Encore) provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage. Encore is currently involved with facility management of multipurpose events centers developed by GPI and ICC. Facility management operations are conducted under separate limited liability companies.

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

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, Encore, GetTix and Cragar, as well as the limited liability companies formed for facility management. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results for the three month period ended August 31, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2009, or for any other period.

For further information, refer to the financial statements and footnotes included in our report on Form 10-K for the year ended May 31, 2008.

Certain reclassifications are reflected in prior periods for the purpose of consistent presentation.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the condensed consolidated financial statements.

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended May 31, 2008. We believe our critical accounting policies and material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, arena guarantees, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of liability related to the secondary guarantee related to a worker's compensation program, and the allocation of expenses, division of profit or loss relating to the joint operating agreement, and the application of the percentage-of-completion method. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It reflects the benefit recognition approach, where a tax benefit is recognized when it is more likely than not to be sustained based on the technical merits of the position. We adopted the interpretation on June 1, 2007, and there was no impact on our financial position or results of operations. We have not been examined by any major tax jurisdictions.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We adopted this statement prospectively effective June 1, 2008, and there was no impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted this statement prospectively effective June 1, 2008 and there was no impact on our financial position or results of operations. We have not elected the fair value option for any eligible items.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". This statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement also provides consolidated income statement presentation guidance and requires expanded disclosures. This statement is effective for our fiscal year beginning June 1, 2009, and interim periods within that year. The statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have not yet evaluated the effect this statement will have on our financial position or results of operations.

--------------------------------------------------------------------------------
                         EARNINGS (LOSS) PER SHARE (EPS)
--------------------------------------------------------------------------------

Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. The computation of diluted EPS equals the basic calculation in each year presented because common stock equivalents were antidilutive due to losses from continuing operations for each of the years presented.

Reconciliations of the numerators and denominators in the EPS computations for loss from continuing operations follow:

                                                              Three Months Ended August 31,
                                                             -------------------------------
                                                                2008                 2007
                                                             ----------           ----------
NUMERATOR (in thousands):
Basic and diluted - loss from continuing
 operations                                                  $     (112)          $   (1,450)
                                                             ==========           ==========
DENOMINATOR:
Basic EPS - weighted average shares outstanding               6,625,114            6,508,700
Effect of dilutive securities                                        --                   --
                                                             ----------           ----------
Diluted EPS - weighted average shares outstanding             6,625,114            6,508,700
                                                             ==========           ==========
Number of shares of common stock which could
 be purchased with average outstanding securities
 not included in diluted EPS because effect would
 be antidilutive -
   Stock options (average price of $4.89 and $4.76)             390,148              567,457
   Warrants (average price of $6.32)                            275,760              275,760
   Restricted stock                                              20,500               12,935

The impacts of all outstanding options, warrants and restricted stock outstanding at August 31, 2008, were not included in the calculation of diluted EPS for the three months ended August 31, 2008, because to do so would be antidilutive. Outstanding options, warrants and restricted stock could potentially dilute EPS in the future.

--------------------------------------------------------------------------------
                         INVESTMENT IN WENATCHEE PROJECT
--------------------------------------------------------------------------------

We are providing construction management services under an agreement with the City of Wenatchee, Washington, related to a multi-purpose events center in that city. Investment in Wenatchee project of $47.2 million on the condensed consolidated balance sheets represents costs and estimated earnings in excess of billings on this construction project, which we own until construction is complete and the facility is sold. Revenues earned on this project are recorded based on the ratio of costs incurred to the total costs expected to be incurred. For this purpose, only costs related to performance under the contract are considered. This cost-to-cost method is used because management believes costs are the best available measure of our progress on this fixed-price contract, which may be modified by incentive and penalty provisions. At August 31, 2008, investment in Wenatchee project consisted of costs incurred of $46.1 million and estimated earnings of $1.3 million. Estimated earnings of $1.1 million have been included in project management fees and $0.2 million in project development fees in the condensed consolidated statements of operations from the start of the project through August 31, 2008. Under the terms of our construction management agreement, we are not able to bill the City for our services and will receive our revenue out of the proceeds from the sale of the facility.

At August 31, 2008 and May 31, 2008, approximately $5.9 million of payables related to expenditures on the project were included in accounts payable.

Costs associated with the project, including all direct and indirect costs, including contract supervision and interest during the construction period, are being recorded as investment in Wenatchee project until the building is completed. Accumulated interest through August 31, 2008, totals $1.2 million. We expect project costs to total between $52 million and $54 million. The Greater Wenatchee Regional Events Center Public Facilities District (PFD) has exercised its option under a lease to buy the events center upon completion of construction, which occurred in the first week of October 2008. As further discussed in the following note, the PFD intends to issue bonds to finance its purchase of the facility; however, as of the date of this filing the bonds have not yet been issued.

--------------------------------------------------------------------------------
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

In August 2007, we entered into an agreement with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington. The outstanding principal balance of the note bears interest at a rate of prime plus 0.25% (5.25% at August 31, 2008). The note is payable in its entirety in August 2009. Financial covenants of the Marshall note require that we maintain a level of stockholders' equity of not less than $9.0 million and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3.5 million. As of August 31, 2008, we were not in compliance with these financial covenants.

The PFD entered into an agreement with us in May 2007 to lease the events center upon substantial completion which occurred in the first week of October 2008. The PFD has exercised its right under the lease to purchase the facility. The PFD intends to issue bonds to finance its purchase of the facility; however, as of the date of this filing the bonds have not yet been issued. Credit markets are currently unfavorable. The success of the bond issuance cannot be guaranteed. The PFD may lease the facility from us on a short-term basis or obtain other financing. The lease in place with the PFD bears interest at prime plus 4.0% or the federal funds rate plus 7.0%, whichever is lower.

We, the PFD and Marshall are currently discussing alternatives to facilitate completion of the sale of the center to the PFD and our repayment of the construction loan. We are unable to obtain a waiver regarding noncompliance with the financial covenants of the Marshall note pending resolution of these matters. While we are working toward a timely resolution with the PFD and Marshall, we cannot guarantee that we will be able to do so on terms acceptable to us, if at all.

When the sale of the events center to the PFD is completed we will be required to pay the construction loan in full. As of August 31, 2008, the $39.5 million outstanding balance on the construction loan is classified as short-term notes payable in the condensed consolidated balance sheet. Interest on the Marshall note accumulates monthly and increases both note payable and investment in Wenatchee project in the condensed consolidated balance sheet.

We have a $1.75 million line of credit, with a bank, that matures on November 1, 2008, and bears interest at a rate of prime plus 2% (7.0% at August 31, 2008). As of August 31, 2008, and through the date of this filing, we have received no cash advances on this credit facility. Effective June 2008, we are required to deposit cash in the amount of any requested cash advances. At August 31, 2008, we had a maximum borrowing capacity of $0.5 million, as a result of a $1.25 million letter of credit in favor of Marshall, which reduced our available line of credit. We deposited $1.25 million of the proceeds from the disposition of Cragar with the bank in August 2008, as additional security for the letter of credit. These funds are restricted, and unavailable to us, while the letter of credit is outstanding. The letter of credit currently expires in August 2009, however we expect the letter of credit to be surrendered by Marshall when we repay our construction loan with proceeds from the sale of the events center in Wenatchee, Washington.

The credit facility has been secured by substantially all of our tangible and intangible assets. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5 million as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of August 31, 2008, we were not in compliance with these covenants, but the bank has waived these violations.

--------------------------------------------------------------------------------
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

PURCHASE COMMITMENTS

We have purchase  commitments for construction,  furniture and fixtures totaling
approximately  $5  million  at  August  31,  2008,   primarily  related  to  our
construction project in Wenatchee, Washington.

LITIGATION

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of August 31, 2008, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving our franchisee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. Our claim is for approximately $0.1 million in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, $0.5 million of lease payments, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at August 31, 2008, related to this matter.

CONTINGENCIES

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of August 31, 2008.

As of August 31, 2008, we have entered into various employment contracts with key employees. Under certain circumstances we may be liable to pay amounts based on the related contract terms.

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

In  May  2008,  we  entered  into  a  management  agreement  with  the  City  of
Independence, Missouri relative to a multi-purpose event center to be constructed in that city. The initial term of this agreement ends fifteen years from facility opening. The city may renew the agreement for an additional five years under the same terms. The facility is expected to open in the fall of 2009 and has an operating year ended June 30. Our compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement. The management agreement includes a guarantee that we will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate. Under the terms of the agreement the city shall advance $0.5 million to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account. Excess funds in the facility operating account each operating year, after paying operating expenses, our base Encore fee and GEMS commission, are to be used in the following priority: 1) to reimburse us for any subsidy payments we have made, 2) to replenish the temporary operating reserve account, 3) to fund the capital reserve account and 4) to pay on a co-equal basis our incentive fee and deposits to three additional reserve accounts. The maximum amount of future payments we could be required to make under the guarantee is theoretical due to various unknown factors. However, once the temporary operating reserve account is depleted, the guarantee subsidy payments would be limited to the operational loss each operating year, plus the amount of our Encore and GEMS fees. We do not expect to make guarantee subsidy payments based on operating results of similar facilities, however, no assurance can be made that a payment pursuant to this guarantee would not be paid in the future and that such payment would not be material.

In addition, under the terms of the management agreement with the City of Independence, an amount not to exceed $0.50 per ticket, and excess operating funds, are to be used to fund a capital reserve account up to $150 thousand in each of the first five operating years and up to $250 thousand thereafter. Should the capital reserve account not be fully funded for two consecutive years, the management agreement terminates, unless the city elects to renew the agreement.

As of August 31, 2008, we provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $1.5 million related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of August 31, 2008. We believe the amount of payments under this guarantee is negligible, and as such, have assigned no value to this guarantee at August 31, 2008.

In addition to our commitments and guarantees described above we also have the commitments and guarantees described in the PVEC, LLC Joint Venture Note.

--------------------------------------------------------------------------------
                             PVEC, LLC JOINT VENTURE
--------------------------------------------------------------------------------

During the fiscal year 2006, we entered into a joint venture partnership agreement with Prescott Valley Signature Entertainment, LLC to form Prescott Valley Events Center, LLC (PVEC, LLC) to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona. We are the managing member of PVEC, LLC. Construction of the center, which opened in November 2006, was funded by proceeds from the issuance of $35 million in Industrial Development Authority of the County of Yavapai Convention Center Facilities Excise Tax Revenue Bonds, Series 2005 (the Bonds).

We account for our investment in PVEC, LLC under the equity method. Our interest in this entity is not a controlling one, as we do not own a majority voting interest and as our ability to affect the business operations is significantly limited by the partnership operating agreement. The PVEC, LLC operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member. Each member must contribute $1 thousand for a 50% interest in the joint venture. We will also contribute $250 thousand as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1.5 million as preferred capital. Because we have committed to pay our initial capital contributions, these amounts are recorded in accounts payable in our condensed consolidated balance sheets. Further, because PVEC, LLC is sustaining losses, and profitable future operation is not assured, we recorded losses on our investment, in the amount of $251 thousand, to bring our investment to zero. Our investment remains zero at August 31, 2008.

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

We have a limited guarantee of the cash flow of PVEC, LLC as cash flows from operations of the center are used to pay first operating expenses, second our base management fee (4% of the center's operating revenue), third debt service and then other items. The maximum losses under this guarantee are limited to our management fee. We do not believe any potential payments under this guarantee would be material.

Our  consolidated   financial   statements  reflect  the  following  related  to
transactions between us and PVEC, LLC (in thousands).

                                                             Three Months Ended August 31,
                                                             -----------------------------
                                                             2008                     2007
                                                             ----                     ----
Facility management fees, exclusive of payroll (Encore)     $  17                    $   1
Facility management fees, payroll related (Encore)            155                      254
Advertising sales commission (GEMS)                            67                       68
Ticket service fees (GetTix)                                   41                       47
Cost of revenues, facility payroll (Encore)                   155                      254

                                                           August 31,                May 31,
                                                             2008                     2008
                                                             ----                     ----
Accounts payable                                            $ 536                    $ 502
Accrued liabilities                                             5                       --
Accounts receivable                                            --                      101

--------------------------------------------------------------------------------
                             DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

On August 1, 2008, we closed a transaction under which we sold substantially all of the assets of Cragar Industries, Inc. (Cragar), a licensor of an automotive aftermarket wheel trademark and brand name - CRAGAR(R). The assets consisted primarily of intangibles, including trademarks, service marks and domain names. The net cash purchase price of $1.8 million was allocated primarily to the trademarks, with the remainder to tooling, inventory and other assets.

The assets and liabilities of Cragar, included in our condensed consolidated balance sheets in assets to be disposed and liabilities related to assets to be disposed are as follows (in thousands):

                                                                         May 31,
                                                                          2008
                                                                        --------
Receivables                                                             $    116
Prepaid expenses and other assets                                            154
Deferred income tax asset                                                    134
Trademarks                                                                 1,763
                                                                        --------
Assets to be disposed                                                   $  2,167
                                                                        ========

Accounts payable                                                        $     37
Accrued liabilities                                                          120
Deferred income tax liabiliy                                                  22
Deferred revenues                                                             54
                                                                        --------
Liabilities related to assets to be disposed                            $    233
                                                                        ========

We expect other cash flows from Cragar in fiscal 2009, to consist primarily of the collection of receivables and payment of liabilities existing as of the August 1, 2008, date of sale, which were largely unchanged from those existing at May 31, 2008.

The following table presents selected operating data for Cragar (in thousands):

                                                 Three Months Ended August 31,
                                                 -----------------------------
                                                 2008                     2007
                                                 ----                     ----
Revenues                                        $  60                    $ 247
Loss on disposal                                  (51)                      --
Loss before income taxes                          (48)                     (68)
Loss from discontinued operations, net
 of income tax                                    (48)                     (68)

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

At August 31, 2008 and May 31, 2008, goodwill relates to our ICC segment.

                                                         Three Months Ended
                                                   -------------------------------
                                                                     Income (Loss)
                                                    Gross               Before         Identifiable
                                                   Revenues          Income Taxes         Assets
                                                   --------          ------------         ------
August 31, 2008
Global Entertainment Corporate Operations          $   101             $  (445)          $49,945(a)
Central Hockey League/WPHL                             274                   3               491
Global Properties I                                    209                  27               408
International Coliseums                                463                 337               143
Encore Facility Management                             445                 (51)               91
Global Entertainment Marketing Systems                 245                 150               144
Global Entertainment Ticketing                         622                (133)              467
Discontinued Operations                                 --                 (48)               --
                                                   -------             -------           -------
Global Entertainment Coporation Consolidated       $ 2,359             $  (160)          $51,689
                                                   =======             =======           =======

August 31, 2007
Global Entertainment Corporate Operations          $   163             $(1,480)          $11,477(a)
Central Hockey League/WPHL                             756                 370               629
Global Properties I                                     31                (164)              267
International Coliseums                                275                  34               525
Encore Facility Management                             964(b)             (290)              317
Global Entertainment Marketing Systems                 255                  38               210
Global Entertainment Ticketing                         780                  42               526
Discontinued Operations                                 --                 (68)            3,144
                                                   -------             -------           -------
Global Entertainment Coporation Consolidated       $ 3,224             $(1,518)          $17,095
                                                   =======             =======           =======

----------
(a) Global Entertainment Corporate Operations assets include the investment in Wenatchee project of $47.2 million at August 31, 2008 and $7.7 million at August 31, 2007. Global Entertainment Corporate Operations assets include cash and cash equivalents of $0.6 million at August 31, 2008, and $2.8 million at August 31, 2007.
(b) Encore facility management fees for the quarter ended August 31, 2007, include $0.3 million in revenues from the management contract with the Chevrolet Center in Youngstown, Ohio, cancelled in September 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995 regarding future events, including statements concerning our future operating results and financial condition and our future capital needs and sources. These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our report on Form 10-K for the fiscal year ended May 31, 2008, under the section entitled "Risk Factors." You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

GENERAL

The following is management's discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

DESCRIPTION OF THE COMPANY

Global Entertainment Corporation (referred to in this report as "we," "us," "Global,", "Company" or "GEC") is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, and venue ticketing. We are primarily focused on projects located in mid-size communities in the United States.

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

The League is a structured licensed sports league, which includes competing teams located in various states, including Texas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, South Dakota, Oklahoma, and Arizona. There are 17 teams in the 2008-2009 season and there were 17 teams in the 2007-08 season. In each season 13 teams were licensed by WPHL. In each season, 4 teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

Global Properties I (GPI) provides services in targeted mid-sized communities across the United States related to the development of multipurpose events centers and surrounding multi-use real estate development.

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

Encore Facility Management (Encore) provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage. Encore is currently involved with facility management of multipurpose events centers developed by GPI and ICC. Facility management operations are conducted under separate limited liability companies.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended May 31, 2008. We believe our most critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts, arena guarantees, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of liability related to the secondary guarantee related to a worker's compensation program, and the allocation of expenses, division of profit or loss relating to the joint operating agreement, and the application of the percentage-of-completion method. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

OVERVIEW AND FORWARD LOOKING INFORMATION

During fiscal year 2008 we decided to divest of Cragar. As a result, the operations of Cragar have been classified as loss from discontinued operations in the condensed consolidated statements of operations for all periods presented. Revenues and operating costs in the condensed consolidated statements of operations now exclude all accounts of Cragar.

THREE MONTHS  ENDED  AUGUST 31, 2008,  COMPARED TO THREE MONTHS ENDED AUGUST 31,
2007

REVENUES (in thousands):

                                                   Three Months Ended
                                  ---------------------------------------------
                                  August 31,      % of     August 31,     % of
                                    2008        Revenue      2007       Revenue     Change      % Change
                                    ----        -------      ----       -------     ------      --------
Project management fees            $  465         19.7      $  125         3.9      $  340        272.0
Facility management fees              445         18.9         964        29.9        (519)       (53.8)
License fees                          375         15.9         917        28.4        (542)       (59.1)
Ticket service fees                   620         26.3         779        24.2        (159)       (20.4)
Project development fees              209          8.9         181         5.6          28         15.5
Advertising sales commissions         245         10.4         255         7.9         (10)        (3.9)
Other revenue                          --         --             3         0.1          (3)      (100.0)
                                   ------      -------      ------     -------      ------      -------
Gross Revenues                     $2,359        100.0      $3,224       100.0      $ (865)       (26.8)
                                   ======      =======      ======     =======      ======      =======

Total revenues decreased $0.9 million, or 26.8%, to $2.4 million for the three months ended August 31, 2008, from $3.2 million for the three months ended August 31, 2007. The ICC project management revenues increase of $0.3 million was offset by the decrease in facility management revenues of $0.5 million, decrease in license fees of $0.5 million and the decrease in ticket service fees of $0.2 million.

ICC project management revenues increased $0.3 million to $0.5 million for the quarter ended August 31, 2008, from $0.1 million in the prior year quarter. Project management fees for the quarter ended August 31, 2008, includes $0.3 million of fees on the project in Independence, Missouri beginning in February 2008 and the project in Allen, Texas beginning in June 2008. Each project is anticipated to have a twenty-month duration. In addition to the projects in Independence, Missouri and Allen, Texas, ICC is also managing the construction project in Wenatchee, Washington.

Facility management fees decreased $0.5 million, or 53.8%, to $0.4 million for the three months ended August 31, 2008, from $1.0 million in the prior year quarter. The cancellation of the management contract with the Chevrolet Center in Youngstown, Ohio, effective September 2007 contributed $0.3 million of the decrease. The remainder of the decrease is the result of year-over-year decreases in fees from centers under management in both quarters with the decline in the number of events held and decline in attendance at facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona. Encore's current facility management contracts include the facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona, and preopening service fees for Wenatchee, Washington. Encore principally manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as facility management fee revenue and are also included in cost of revenues.

License fees decreased $0.5 million, or 59.1%, to $0.4 million for the quarter ended August 31, 2008, from $0.9 million for the quarter ended August 31, 2007. The prior year quarter included $0.4 million of license transfer fees. Since license transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

Ticket service fees decreased $0.2 million, or 20.4%, to $0.6 million for the three months ended August 31, 2008, from $0.8 million for the prior year quarter. This decrease in ticket service fees reflects 1) the $0.1 million reduction in fees due to the discontinuance of services to Chevrolet Center in Youngstown, Ohio, in the spring of 2008 and 2) decreased sales with the decline in the number of events held and attendance at events.

OPERATING COSTS (in thousands):

                                                   Three Months Ended
                                  ---------------------------------------------
                                  August 31,      % of     August 31,     % of
                                    2008        Revenue      2007       Revenue     Change      % Change
                                    ----        -------      ----       -------     ------      --------
Cost of revenues                   $   979       41.5      $ 1,700        52.7     $  (721)      (42.4)
General and administrative costs     1,496       63.4        3,013        93.5      (1,517)      (50.3)
                                   -------      -----      -------       -----     -------        ----
Total Operating Costs              $ 2,475      104.9      $ 4,713       146.2     $(2,238)      (47.5)
                                   =======      =====      =======       =====     =======        ====

Total operating costs decreased by $2.2 million, or 47.5%, to $2.5 million for the quarter ended August 31, 2008, from $4.7 million in the prior year quarter.

Cost of revenues decreased by $0.7 million, or 42.4%, to $1.0 million for the quarter ended August 31, 2008, from $1.7 million for the prior year quarter. This decrease resulted primarily from 1) a $0.3 million decrease in facility management payroll associated with the decline in the number of events held and attendance in facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) a $0.3 million decrease in facility management payroll associated with the facility in Youngstown, Ohio, due to cancellation of the management agreement.

General and administrative expenses decreased $1.5 million, or 50.3%, to $1.5 million for the quarter ended August 31, 2008, from $3.0 million in the prior year quarter. The decrease in general and administrative expenses is comprised of 1) a $1.2 million decrease in legal and settlement costs due to a reduction in legal defense costs with the settlement of several matters since August 31, 2007, and 2) a $0.2 million reduction in severance expenses.

LOSS FROM CONTINUING OPERATIONS (in thousands):

                                                   Three Months Ended
                                  ---------------------------------------------
                                  August 31,      % of     August 31,     % of
                                    2008        Revenue      2007       Revenue     Change      % Change
                                    ----        -------      ----       -------     ------      --------
Loss from Continuing Operations    $ (112)       (4.8)     $(1,450)      (45.0)     $1,338        (92.3)
                                   ======        ====      =======       =====      ======        =====

Loss from continuing operations was $0.1 million for the three months ended August 31, 2008, compared to a net loss of $1.5 million for the three months ended August 31, 2007. The improvement of $1.3 million is primarily attributable to the $1.2 million decrease in legal and settlement costs.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2008, we have $0.6 million in cash and cash equivalents, including cash collected for GetTix tickets of approximately $0.6 million for events scheduled to occur in the future, and $1.25 million in restricted cash,

On August 1, 2008, we closed a transaction under which we sold substantially all of the assets of Cragar. The assets consisted primarily of intangible property, including trademarks, service marks and domain names. The purchase price was approximately $1.8 million net of transaction-related costs and, as discussed in greater detail below, $1.25 million of the cash received has been set aside in a restricted account as security for a letter of credit. The remainder of the funds was available for working capital and general corporate purposes.

Cash used by operating activities in the quarter ended August 31, 2008, was $0.3 million compared to cash used by operating activities of $0.5 million in the prior year first quarter.

Cash used in investing activities increased $3.2 million to $10.8 million for the quarter ended August 31, 2008, compared to cash used in investing activities of $7.6 million in the prior year first quarter. Construction costs for the events center in Wenatchee, Washington increased $5.0 million. The construction costs are being funded primarily with a construction loan with Marshall Financial Group, LLC, as reflected as a source of funds in the financing section. Offsetting the increased construction costs were the $1.8 million proceeds from the disposition of Cragar, net of transaction-related costs.

Cash provided by financing activities totaled $11.2 million for the quarter ended August 31, 2008, compared to cash provided by financing activities of $6.5 million in the prior year first quarter. During the 2008 quarter we received $12.7 million in proceeds from the construction loan with Marshall Financial Group, LLC. We were also required to set aside $1.25 million in a restricted account as security for a letter of credit.

In August 2007, we entered into the agreement with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington. The outstanding principal balance of the note bears interest at a rate of prime plus 0.25% (5.25% at August 31, 2008). The note is payable in its entirety in August 2009. Financial covenants of the Marshall note require that we maintain a level of stockholders' equity of not less than $9.0 million and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3.5 million. As of August 31, 2008, we were not in compliance with these financial covenants.

The Greater Wenatchee Regional Events Center Public Facilities District (PFD) entered into an agreement with us in May 2007 to lease the events center upon substantial completion, which occurred in the first week of October 2008. The PFD has exercised its right under the lease to purchase the facility. The PFD intends to issue bonds to finance its purchase of the facility; however, as of the date of this filing the bonds have not yet been issued. Credit markets are currently unfavorable. The success of the bond issuance cannot be guaranteed. The PFD may lease the facility from us on a short-term basis or obtain other financing. The lease in place with the PFD bears interest at prime plus 4.0% or the federal funds rate plus 7.0%, whichever is lower.

We, the PFD and Marshall are currently discussing alternatives to facilitate completion of the sale of the center to the PFD and our repayment of the construction loan. We are unable to obtain a waiver regarding noncompliance with the financial covenants of the Marshall note pending resolution of these matters. While we are working toward a timely resolution with the PFD and Marshall, we cannot guarantee that we will be able to do so on terms acceptable to us, if at all.

When the sale of the events center to the PFD is completed we will be required to pay the construction loan in full. As of August 31, 2008, the $39.5 million outstanding balance on the construction loan is classified as short-term notes payable in the condensed consolidated balance sheet. Interest on the Marshall note accumulates monthly and increases both notes payable and investment in Wenatchee project in the condensed consolidated balance sheet.

We have a $1.75 million line of credit that matures on November 1, 2008, and bears interest at a rate of prime plus 2% (7.0% at August 31, 2008). As of August 31, 2008, and through the date of this filing, we have received no cash advances on this credit facility. Effective June 2008, we are required to deposit cash in the amount of any requested cash advances. At August 31, 2008, and as of the date of this filing, we had a maximum borrowing capacity of $0.5 million, as a result of a $1.25 million letter of credit in favor of Marshall, which reduced our available line of credit. We deposited $1.25 million of the proceeds from the disposition of Cragar with the bank in August 2008, as additional security for the letter of credit. These funds are restricted, and unavailable to us, as long as the letter of credit is outstanding. The letter of credit currently expires in August 2009; however we expect the letter of credit to be surrendered by Marshall when we repay our construction loan with proceeds from the sale of the events center in Wenatchee, Washington.

The credit facility has been secured by substantially all of our tangible and intangible assets. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $5 million as of the date of the amendment, August 21, 2006, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary date of May 31 thereafter until maturity. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of August 31, 2008, we were not in compliance with these covenants, but the bank has waived these violations.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan. Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through August 31, 2009. We expect cash and cash flow will be low in the second quarter of fiscal 2009 until the sale of the Wenatchee events center. We do not expect to borrow under the line of credit, since any advances will require us to deposit cash in the amount of the requested advance. If we continue to not comply with contractually obligated financial covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources. We may be required to refinance all or part of our existing debt. We cannot guarantee that we would be able to do so on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation reflects the benefit recognition approach, where a tax benefit is recognized when it is more likely than not to be sustained based on the technical merits of the position. We adopted this interpretation effective June 1, 2007, and there was no impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We adopted this statement prospectively effective June 1, 2008, and there was no impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted this statement prospectively effective June 1, 2008, and there was no impact on our financial position or results of operations. We have not elected the fair value option for any eligible items.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". This statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement also provides consolidated income statement presentation guidance and requires expanded disclosures. This statement is effective for our fiscal year beginning June 1, 2009, and interim periods within that year. The statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have not yet evaluated the effect the statement will have on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of August 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured at one of the facilities we develop, design or manage. As of August 31, 2008, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance, however, that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving a former licensee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. This suit was filed in Maricopa County Superior Court of Arizona on November 7, 2006. Our claim is for approximately $0.1 million in unpaid license and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that WPHL made fraudulent representations to induce Blue Line into signing the license agreement. Blue Line seeks rescission of the license agreement, $0.5 million of lease payments, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at August 31, 2008, related to this matter.

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

ITEM 1A. RISK FACTORS

Refer to our report on Form 10-K for the fiscal year ended May 31,  2008,  under
Item 1A. "Risk Factors."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index attached.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Global Entertainment Corporation
                                     (Registrant)


October 15, 2008             By /s/ Richard Kozuback
                                 -----------------------------------------------
                                 Richard Kozuback
                                 President & Chief Executive Officer


October 15, 2008             By  /s/ James Yeager
                                 -----------------------------------------------
                                 James Yeager
                                 Senior Vice President & Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

     Exhibit
     -------

      10.1 Asset Purchase Agreement between Danbom Temporary, Inc. and Cragar Industries, Inc., dated July 31, 2008 (1)

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

(1) Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, as filed with the Commission on August 8, 2008.