Form 10-Q
period 2008-11-30
GLOBAL ENTERTAINMENT CORP
filed 2009-01-14
CIK 885780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2008

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

At December 31, 2008, 6,627,112 shares of Global Entertainment Corporation common stock were outstanding.

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

     Condensed Consolidated Balance Sheets - As of November 30, 2008
     (Unaudited) and May 31, 2008                                              3

     Condensed Consolidated Statements of Operations (Unaudited) -
     Three and Six Months Ended November 30, 2008 and 2007                     4

     Condensed Consolidated Statements of Changes in Stockholders'
     Equity - Year Ended May 31, 2008 and Six Months Ended
     November 30, 2008 (Unaudited)                                             5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Six Months Ended November 30, 2008 and 2007                               6

     Notes to Condensed Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            18
Item 3.  Quantitative and Qualitative Disclosures about Market Risk           25
Item 4T. Controls and Procedures                                              26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26
Item 1A. Risk Factors                                                         27
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          27
Item 3.  Defaults upon Senior Securities                                      27
Item 4.  Submission of Matters to a Vote of Security Holders                  27
Item 5.  Other Information                                                    27
Item 6.  Exhibits                                                             27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF NOVEMBER 30, 2008 (UNAUDITED) AND MAY 31, 2008
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           November 30,         May 31,
                                                                              2008               2008
                                                                            --------           --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    664           $    443
  Restricted cash                                                              1,250                 --
  Accounts receivable, net of $49 and $2 allowance
   November 30, 2008 and May 31, 2008                                          1,135              1,111
  Prepaid expenses and other assets                                              259                239
  Investment in Wenatchee project                                             52,399             34,473
  Assets to be disposed                                                           --              2,167
                                                                            --------           --------
      TOTAL CURRENT ASSETS                                                    55,707             38,433

Property and equipment, net                                                      863                266
Goodwill                                                                         519                519
Deferred income tax asset                                                        112                 --
Other assets                                                                     323                108
Minority interests                                                                43                 38
                                                                            --------           --------
      TOTAL ASSETS                                                          $ 57,567           $ 39,364
                                                                            ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $  4,018           $  7,718
  Accrued liabilities                                                          1,140                750
  Deferred revenues                                                              470                 24
  Notes payable - current portion                                             48,975             27,220
  Liabilities related to assets to be disposed                                    --                233
                                                                            --------           --------
      TOTAL CURRENT LIABILITIES                                               54,603             35,945

Deferred income tax liability                                                    117                117
Notes payable - long-term portion                                                125                180
                                                                            --------           --------
      TOTAL LIABILITIES                                                       54,845             36,242
                                                                            --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
   no shares issued or outstanding                                                --                 --
  Common stock - $.001 par value; 50,000,000 shares authorized;
   6,627,112 and 6,625,114 shares issued and outstanding as of
   as of November 30, 2008 and May 31, 2008                                        7                  7
  Paid-in capital                                                             10,946             10,930
  Accumulated deficit                                                         (8,231)            (7,815)
                                                                            --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                               2,722              3,122
                                                                            --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 57,567           $ 39,364
                                                                            ========           ========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

               GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
         (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               Three Months Ended               Six Months Ended
                                                                   November 30,                    November 30,
                                                          ---------------------------       ---------------------------
                                                             2008             2007             2008             2007
                                                          ----------       ----------       ----------       ----------
REVENUES:
  Project management fees                                 $      761       $      119       $    1,226       $      244
  Facility management fees                                       728              735            1,173            1,699
  License fees                                                   515              535              890            1,452
  Ticket service fees                                            695            1,175            1,315            1,954
  Project development fees                                       269               25              478              206
  Advertising sales commissions                                  133              224              378              479
  Concession revenue                                             130               --              130               --
  Other revenue                                                   --               12               --               15
                                                          ----------       ----------       ----------       ----------
      TOTAL REVENUES                                           3,231            2,825            5,590            6,049
                                                          ----------       ----------       ----------       ----------
OPERATING COSTS:
  Cost of revenues                                             1,419            1,572            2,398            3,272
  General and administrative costs                             1,720            1,777            3,216            4,790
                                                          ----------       ----------       ----------       ----------
      TOTAL OPERATING COSTS                                    3,139            3,349            5,614            8,062
                                                          ----------       ----------       ----------       ----------
INCOME (LOSS) FROM OPERATIONS                                     92             (524)             (24)          (2,013)

OTHER INCOME (EXPENSE):
  Interest income                                                  9               31               12               76
  Interest expense                                              (354)              --             (361)              (8)
  Minority interests                                              (3)             (22)               5              (20)
                                                          ----------       ----------       ----------       ----------
      TOTAL OTHER INCOME (EXPENSE)                              (348)               9             (344)              48
                                                          ----------       ----------       ----------       ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             (256)            (515)            (368)          (1,965)
INCOME TAX BENEFIT                                                --               --               --               --
                                                          ----------       ----------       ----------       ----------
LOSS FROM CONTINUING OPERATIONS                                 (256)            (515)            (368)          (1,965)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES            --              (78)             (48)            (146)
                                                          ----------       ----------       ----------       ----------
NET LOSS                                                  $     (256)      $     (593)      $     (416)      $   (2,111)
                                                          ==========       ==========       ==========       ==========
LOSS PER SHARE:
  Basic-
    Loss from continuing operations                       $    (0.04)      $    (0.08)      $    (0.06)      $    (0.30)
    Loss from discontinued operations                             --            (0.01)              --            (0.02)
                                                          ----------       ----------       ----------       ----------
    Net loss                                              $    (0.04)      $    (0.09)      $    (0.06)      $    (0.32)
                                                          ==========       ==========       ==========       ==========
  Diluted-
    Loss from continuing operations                       $    (0.04)      $    (0.08)      $    (0.06)      $    (0.30)
    Loss from discontinued operations                             --            (0.01)              --            (0.02)
                                                          ----------       ----------       ----------       ----------
    Net loss                                              $    (0.04)      $    (0.09)      $    (0.06)      $    (0.32)
                                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                    6,626,015        6,521,117        6,625,562        6,518,604
                                                          ==========       ==========       ==========       ==========
  Diluted                                                  6,626,015        6,521,117        6,625,562        6,518,604
                                                          ==========       ==========       ==========       ==========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

               GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEAR ENDED MAY 31, 2008 AND THE SIX MONTHS ENDED NOVEMBER 30, 2008
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                        Common Stock
                                     -------------------       Paid-in       Accumulated
                                     Shares       Amount       Capital         Deficit         Total
                                     ------       ------       -------         -------         -----
BALANCE AT MAY 31, 2007            6,508,173      $   7       $ 10,731        $ (3,784)       $ 6,954

Exercise of options                   13,941         --             --              --             --

Issuance of restricted stock           3,000         --             36              --             36

Issuance of stock                    100,000         --            163              --            163

Net loss for the fiscal year
 ended May 31, 2008                       --         --             --          (4,031)        (4,031)
                                   ---------      -----       --------        --------        -------

BALANCE AT MAY 31, 2008            6,625,114          7         10,930          (7,815)         3,122

Issuance of restricted stock           1,998         --             16              --             16

Net loss for the six months
 ended November 30, 2008                  --         --             --            (416)          (416)
                                   ---------      -----       --------        --------        -------

BALANCE AT NOVEMBER 30, 2008       6,627,112      $   7       $ 10,946        $ (8,231)       $ 2,722
                                   =========      =====       ========        ========        =======

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

               GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
                           (UNAUDITED) (IN THOUSANDS)

                                                                           Six Months Ended
                                                                              November 30,
                                                                       ---------------------------
                                                                         2008               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $   (416)          $ (2,111)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities-
     Depreciation                                                            81                 67
     Unbilled earnings on Wenatchee project                                (639)              (291)
     Other non-cash items                                                    36                 60
     Discontinued operations and related impairment charges                   5                (82)
     Changes in assets and liabilities, net of businesses
      acquired and disposed-
        Accounts receivable                                                 (19)             1,084
        Prepaid expenses and other assets                                  (235)               (41)
        Accounts payable                                                    355               (871)
        Accrued liabilities                                                 390                 72
        Deferred revenues                                                   446                449
                                                                       --------           --------
          Net cash (used in) provided by operating activities                 4             (1,664)
                                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (681)               (90)
  Investment in Wenatchee project                                       (21,342)           (12,985)
  Deposit of restricted cash                                             (1,250)                --
  Proceeds from disposition of Cragar, net of expenses                    1,790                 --
                                                                       --------           --------
          Net cash used in investing activites                          (21,483)           (13,075)
                                                                       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable proceeds                                                 21,992             12,184
  Notes payable payments                                                   (292)                --
                                                                       --------           --------
          Net cash provided by financing activities                      21,700             12,184
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        221             (2,555)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              443              4,252
                                                                       --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    664           $  1,697
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES:
  Interest  paid                                                       $     11           $      8
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

Operating results for the three and six month periods ended November 30, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2009, or for any other period.

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

In November 2007 the EITF issued EITF 07-01 "Accounting for Collaborative Agreements". This consensus prohibits application of the equity method of accounting to activities performed outside of a separate legal entity and requires revenues and costs incurred with third parties in connection with collaborative agreements be presented gross or net based on other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, whether the payments are within the scope of other accounting literature, and certain other criteria. The consensus is required for our fiscal year beginning June 1, 2009. We have not yet evaluated the effect this statement will have on our financial position or results of operations.

--------------------------------------------------------------------------------
                         EARNINGS (LOSS) PER SHARE (EPS)
--------------------------------------------------------------------------------

Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. The computation of diluted EPS equals the basic calculation in each period presented because common stock equivalents were antidilutive due to losses from continuing operations for each of the periods presented.

Reconciliations of the numerators and denominators in the EPS computations for loss from continuing operations follow:

                                                                   Three Months Ended           Six Months Ended
                                                                       November 30,                November 30,
                                                                ------------------------     ------------------------
                                                                   2008          2007           2008          2007
                                                                ----------    ----------     ----------    ----------
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations             $     (256)   $     (515)    $     (368)   $   (1,965)
                                                                ==========    ==========     ==========    ==========
DENOMINATOR:
Basic EPS - weighted average shares outstanding                  6,626,015     6,521,117      6,625,562     6,518,604
Effect of dilutive securities                                           --            --             --            --
                                                                ----------    ----------     ----------    ----------
Diluted EPS - weighted average shares outstanding                6,626,015     6,521,117      6,625,562     6,518,604
                                                                ==========    ==========     ==========    ==========

Number of shares of common stock which could be purchased
 with average outstanding securities not included in diluted
 EPS because effect would be antidilutive-
   Stock options (average price of $4.97 and $4.93 for             338,304       502,217        364,368       535,015
    for the three and six months ended November 30, 2008)
   Warrants (average price of $6.63 and $6.47 for                  248,095       275,760        262,003       275,760
    for the three and six months ended November 30, 2008)
   Restricted stock                                                 25,511        12,577         22,992        12,757

The impacts of all outstanding options, warrants and restricted stock outstanding at November 30, 2008, were not included in the calculation of diluted EPS for the three and six months ended November 30, 2008, because to do so would be antidilutive. Outstanding options, warrants and restricted stock could potentially dilute EPS in the future.

--------------------------------------------------------------------------------
                         INVESTMENT IN WENATCHEE PROJECT
--------------------------------------------------------------------------------

We provided construction management services under an agreement with the City of Wenatchee, Washington, related to a multi-purpose events center in that city. Investment in Wenatchee project of $52.4 million on the condensed consolidated balance sheets represents costs and estimated earnings in excess of billings on this construction project, which we owned until the facility was sold to the Greater Wenatchee Regional Events Center Public Facilities District (PFD) in December 2008. Costs associated with the project, including all direct and indirect costs, including contract supervision and interest during the construction period, were being recorded as investment in Wenatchee project until the facility was completed in the first week of October 2008. Accumulated capitalized interest as of November 30, 2008, totals $1.6 million.

Revenues earned on this project were recorded based on the ratio of costs incurred to the total costs expected to be incurred. For this purpose, only costs related to performance under the contract were considered. This cost-to-cost method was used because management believed costs were the best available measure of our progress on the fixed-price contract, which could have been modified by incentive and penalty provisions. As of November 30, 2008, investment in Wenatchee project consisted of costs incurred of $50.6 million and estimated earnings of $1.8 million. Estimated earnings of $1.6 million have been included in project management fees and $0.2 million in project development fees in the condensed consolidated statements of operations from the start of the project through November 30, 2008. Under the terms of our construction management agreement, we were not able to bill the City for our services and received our revenue out of the proceeds from the sale of the facility.

Although construction of the facility was substantially completed in the first week of October 2008, we have not yet made final payment to certain construction vendors. We are negotiating final payment of certain constructions costs. Resolution of these negotiations may result in a revision of the revenue on this project in the second half of fiscal 2009.

At November 30, 2008 and May 31, 2008, approximately $2.7 million and $5.9 million of payables related to expenditures on the project were included in accounts payable.

--------------------------------------------------------------------------------
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

In August 2007, we entered into an agreement with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington. The outstanding principal balance of the note bore interest at a rate of prime plus 0.25% (4.25% at November 30, 2008). The note was paid in full when the PFD purchased the facility in December 2008. Financial covenants of the Marshall note required that we maintain a level of stockholders' equity of not less than $9.0 million and unrestricted cash, cash equivalents, time deposits and marketable securities of not less than $3.5 million. As of November 30, 2008, we were not in compliance with these financial covenants, however the note was subsequently paid in full. As of November 30, 2008, the $48.9 million outstanding balance on the construction loan was classified as short-term notes payable in the condensed consolidated balance sheet. Interest on the Marshall note accumulated monthly and increased both notes payable and investment in Wenatchee project in the condensed consolidated balance sheet until construction concluded in October 2008. After construction, during the quarter ended November 30, 2008, we expensed $0.3 million of interest on the note.

We had a $1.75 million line of credit that matured on November 1, 2008. The line of credit was amended and now matures October 1, 2009. The line of credit bears interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments. As of November 30, 2008, and through the date of this filing, we have received no cash advances on this credit facility. Effective June 2008, we are required to deposit cash in the amount of any requested cash advances. At November 30, 2008, we had a maximum borrowing capacity of $0.5 million, as a result of a $1.25 million letter of credit in favor of Marshall, which reduced our available line of credit. We deposited $1.25 million of the proceeds from the disposition of Cragar with the bank in August 2008, as additional security for the letter of credit. These funds were restricted, and unavailable to us, while the letter of credit was outstanding. The letter of credit was surrendered by Marshall when we repaid our construction loan with proceeds from the sale of the events center in Wenatchee, Washington in December 2008. As amended, the line of credit is available to support up to $1.25 million in letters of credit.

The credit facility has been secured by substantially all of our tangible and intangible assets. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $1.75 million as of the date of the amendment, November 1, 2008, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary date after May 31, 2009. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of November 30, 2008, we were not in compliance with the minimum current ratio covenant, but the bank has waived this violation.

--------------------------------------------------------------------------------
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

PURCHASE COMMITMENTS

We have open purchase commitments for services, furniture and fixtures totaling less than $0.1 million at November 30, 2008, primarily related to construction projects under management.

LITIGATION

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of November 30, 2008, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving our franchisee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. Our claim is for approximately $0.1 million in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line seeks rescission of the license agreement, reimbursement of its franchise fee, $0.5 million of lease payments, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at November 30, 2008, related to this matter.

CONTINGENCIES

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of November 30, 2008.

As of November 30, 2008, we have entered into various employment contracts with key employees. Under certain circumstances we may be liable to pay amounts based on the related contract terms.

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

As of November 30, 2008, we provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $1.5 million related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of November 30, 2008. We believe the amount of payments under this guarantee is negligible, and as such, have assigned no value to this guarantee at November 30, 2008.

In addition to our commitments and guarantees described above we also have the commitments and guarantees described in the PVEC, LLC Joint Venture Note.

--------------------------------------------------------------------------------
                             PVEC, LLC JOINT VENTURE
--------------------------------------------------------------------------------

During fiscal year 2006, we entered into a joint venture partnership agreement with Prescott Valley Signature Entertainment, LLC to form Prescott Valley Events Center, LLC (PVEC, LLC) to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona. We are the managing member of PVEC, LLC. Construction of the center, which opened in November 2006, was funded by proceeds from the issuance of $35 million in Industrial Development Authority of the County of Yavapai Convention Center Facilities Excise Tax Revenue Bonds, Series 2005 (the Bonds).

We account for our investment in PVEC, LLC under the equity method. Our interest in this entity is not a controlling one, as we do not own a majority voting interest and our ability to affect the business operations is significantly limited by the partnership operating agreement. The PVEC, LLC operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member. Each member must contribute $1 thousand for a 50% interest in the joint venture. We contributed $250 thousand as preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1.5 million as preferred capital. Because we had committed to pay our initial capital contributions, these amounts were recorded in accounts payable in our condensed consolidated balance sheets as of May 31, 2008 and November 30, 2008. Payment was made in December 2008. Further, because PVEC, LLC is sustaining losses, and profitable future operation is not assured, we recorded losses on our investment, in the amount of $251 thousand, to bring our investment to zero. Our investment was zero at May 31, 2008, and remains zero at November 30, 2008.

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

                                                             Three Months Ended           Six Months Ended
                                                                 November 30,               November 30,
                                                             ------------------          ------------------
                                                             2008          2007          2008          2007
                                                             ----          ----          ----          ----
Facility management fees, exclusive of payroll (Encore)      $ 12          $  1          $ 29          $  2
Facility management fees, payroll related (Encore)            171           208           326           462
Advertising sales commission (GEMS)                            19            62            86           130
Ticket service fees (GetTix)                                   31            56            72           103
Cost of revenues, facility payroll (Encore)                   171           208           326           462

                                                          November 30,    May 31,
                                                             2008          2008
                                                             ----          ----
Accounts payable                                             $532          $502
Accrued liabilities                                             2            --
Accounts receivable                                            --           101

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

The assets and liabilities of Cragar, included in our condensed consolidated balance sheets in assets to be disposed and liabilities related to assets to be disposed are as follows (in thousands):

                                                            May 31,
                                                             2008
                                                            ------
Receivables                                                 $  116
Prepaid expenses and other assets                              154
Deferred income tax asset                                      134
Trademarks                                                   1,763
                                                            ------
Assets to be disposed                                       $2,167
                                                            ======

Accounts payable                                            $   37
Accrued liabilities                                            120
Deferred income tax liabiliy                                    22
Deferred revenues                                               54
                                                            ------
Liabilities related to assets to be disposed                $  233
                                                            ======

We expect other cash flows from Cragar in fiscal 2009 to consist primarily of the collection of receivables and payment of liabilities existing as of the August 1, 2008, date of sale, which were largely unchanged from those existing at May 31, 2008.

The following table presents selected operating data for Cragar (in thousands):

                                         Three Months Ended     Six Months Ended
                                            November 30,          November 30,
                                          ---------------       ---------------
                                          2008       2007       2008       2007
                                          ----       ----       ----       ----
Revenues                                 $  --       $ 219      $ 60      $ 466
Loss on disposal                            --         --        (51)        --
Loss before income taxes                    --        (78)       (48)      (146)
Loss from discontinued operations, net
 of income tax                              --        (78)       (48)      (146)

--------------------------------------------------------------------------------
                                   CREDIT RISK
--------------------------------------------------------------------------------

The current general unfavorable economic environment may have a significant impact on our operating results.

The League operates primarily in mid-sized communities in the Central, Western and Southern regions of the United States, including Texas, Colorado, Kansas, Mississippi, Louisiana, New Mexico, Oklahoma, South Dakota and Arizona. Our facility management fees are derived from events centers operating in Arizona, New Mexico and Washington. These geographic areas are generally in an economic downturn that could have a significant negative impact on our operating results.

We depend on contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate. Typically we must expend 20-30 months of effort to obtain such contracts. We depend on these contracts for the revenue they generate and the facilities resulting from these contracts are potential facilities in which our licensees may operate. Failure to timely secure these contracts may negatively impact our results. Many governments are struggling to raise capital in the current economic environment and may have less interest in developing new multipurpose facilities. Our revenues, project development and project management revenue in particular, could be negatively impacted.

Purchasing a license requires significant capital and commencing operation is a significant expense which limits the pool of potential licensees. We depend on a critical mass of licensees to capture the economies of scale inherent in the

League's operations and to facilitate intra-league play. There can be no assurance that we will be able to attract qualified candidates for licenses. We anticipate that expansion of the League will be difficult because of the high capital costs of licenses, competitive pressures from sports leagues and entertainment providers both within and outside of the markets where we currently operate, and the lack of arenas for new licensees.

The minor league hockey industry in which we conduct business is subject to significant competition from other sports and entertainment alternatives as well as both the National Hockey League and its minor league hockey system, the American Hockey League, and other independent minor hockey leagues. Even teams of the National Hockey League, which is the largest professional hockey league with the greatest attendance, have struggled to remain financially viable. A significant portion of our revenues result from payments made by our licensees. There can be no assurance that licensees will not default under their license agreements.

The League may be unable to attract new licensees and existing licensees may not be able to make the continuing payments required by their license agreements in the current economic environment. There can be no assurance that any payments will be made by new or current licensees.

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

At November 30, 2008 and May 31, 2008, goodwill relates to our ICC segment.

                                                        Six Months Ended
                                                   ---------------------------
                                                                 Income (Loss)
                                                    Gross        Before Income      Identifiable
                                                   Revenues          Taxes             Assets
                                                   --------          -----             ------
NOVEMBER 30, 2008
Global Entertainment Corporate Operations          $   101          $(1,178)          $55,387 (a)
Global Entertainment Concessions                       131 (d)         (103) (d)          698 (d)
Central Hockey League/WPHL                             788               42               503
Global Properties I                                    478              131               199
International Coliseums                              1,226 (e)          890                74
Encore Facility Management                           1,173 (b)          (78)              180
Global Entertainment Marketing Systems                 378              116               178
Global Entertainment Ticketing                       1,315             (188)              348
Discontinued Operations                                 --              (48)               --
                                                   -------          -------           -------
Global Entertainment Coporation Consolidated       $ 5,590          $  (416)          $57,567
                                                   =======          =======           =======

NOVEMBER 30, 2007
Global Entertainment Corporate Operations          $   166          $(1,949)          $ 17,631 (a)
Central Hockey League/WPHL                           1,300 (c)          503               795
Global Properties I                                     56             (321)              365
International Coliseums                                395             (121)              667
Encore Facility Management                           1,699 (b)         (453)              289
Global Entertainment Marketing Systems                 479               --               105
Global Entertainment Ticketing                       1,954              376               687
Discontinued Operations                                 --             (146)            3,082
                                                   -------          -------           -------
Global Entertainment Coporation Consolidated       $ 6,049          $(2,111)          $23,621
                                                   =======          =======           =======

----------
(a) Global Entertainment Corporate Operations assets include the investment in Wenatchee project of $52.4 million at November 30, 2008 and $14.9 million at November 30, 2007. Global Entertainment Corporate Operations assets include cash and cash equivalents and restricted cash of $1.9 million at November 30, 2008, and $1.7 million at November 30, 2007.
(b) Encore facility management fees for the six months ended November 30, 2008, include $0.3 million in revenues from the contract to manage the Town Toyota Center in Wenatchee, Washington, opened in October 2008. Encore facility management fees for the six months ended November 30, 2007, include $0.5 million in revenues from the management contract with the Chevrolet Center in Youngstown, Ohio, cancelled in September 2007.
(c) Central Hockey League/WPHL operations for the six months ended November 30, 2007 include $0.4 million in franchise transfer fees.
(d) Global Entertainment Concessions began operations October 2008 in Wenatchee, Washington.
(e) International Coliseums revenues for the six months ended November 30, 2008, includes $0.6 million of fees on the project in Independence, Missouri, which began in February 2008 and the project in Allen, Texas, which began in June 2008. Each project is anticipated to have a twenty-month duration. In addition to the projects in Independence, Missouri and Allen, Texas, ICC was also managing the construction project in Wenatchee, Washington until completion in October 2008. Revenues related to Wenatchee were $0.3 million higher for the six months ended November 30, 2008, than the prior year period.

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

THREE MONTHS ENDED NOVEMBER 30, 2008, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2007

REVENUES (in thousands):

                                          Three Months Ended November 30,
                                    ----------------------------------------
                                               % of                   % of                   %
                                    2008      Revenue      2007      Revenue    Change     Change
                                    ----      -------      ----      -------    ------     ------
Project management fees            $  761       23.6      $  119         4.2    $  642      539.5
Facility management fees              728       22.5         735        26.0        (7)      (1.0)
License fees                          515       15.9         535        18.9       (20)      (3.7)
Ticket service fees                   695       21.5       1,175        41.6      (480)     (40.9)
Project development fees              269        8.3          25         0.9       244      976.0
Advertising sales commissions         133        4.1         224         7.9       (91)     (40.6)
Concession revenue                    130        4.0          --          --       130       NM
Other revenue                          --         --          12         0.4       (12)    (100.0)
                                   ------      -----      ------       -----    ------      -----
Gross Revenues                     $3,231        100.0    $2,825       100.0    $  406       14.4
                                   ======      =====      ======       =====    ======      =====

Total revenues increased $0.4 million, or 14.4%, to $3.2 million for the three months ended November 30, 2008 compared to $2.8 million for the three months ended November 30, 2007. The project management fees increase of $0.6 million and project development fee increase of $0.2 million and concession revenue increase of $0.1 were offset by the decrease in ticket service fees of $0.5 million and decrease in advertising sales commissions of $0.1 million.

Project management revenues increased $0.6 million to $0.8 million for the quarter ended November 30, 2008, from $0.1 million in the prior year quarter. Project management fees for the quarter ended November 30, 2008, includes $0.3 million of fees on the project in Independence, Missouri, which began in February 2008, and the project in Allen, Texas, which began in June 2008. Each project is anticipated to have a twenty-month duration. In addition to the projects in Independence, Missouri and Allen, Texas, ICC also managed the construction project in Wenatchee, Washington through the first week of October 2008. Project management fees related to Wenatchee, recognized on a percentage of completion basis, were $0.3 million higher for the quarter ended November 30, 2008 than the prior year quarter.

Facility management fees were $0.7 million for the three months ended November 30, 2008 and 2007. Encore's current facility management contracts include the facilities in Rio Rancho, New Mexico, Prescott Valley, Arizona, and Wenatchee, Washington, which opened in October 2008. The $0.2 million year-over-year increase in fees resulting from the opening of the Wenatchee, Washington facility in October 2008, was offset by a decline in fees from management of the Rio Rancho, New Mexico and Prescott Valley, Arizona centers, which were under management in both quarters. The facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona, each experienced a decline in the number of events held and a decline in attendance. Encore manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as facility management fee revenue and are also included in cost of revenues.

License fees remained largely unchanged at $0.5 million for the quarters ended November 30, 2008 and 2007.

Ticket service fees decreased $0.5 million, or 40.9%, to $0.7 million for the three months ended November 30, 2008, from $1.2 million for the prior year quarter. This decrease in ticket service fees reflects 1) the $0.3 million reduction in fees due to the discontinuance of services to the Chevrolet Center in Youngstown, Ohio, in the spring of 2008 and 2) decreased sales with the decline in the number of events held, attendance at events and venues under contract.

Project development fees increased $0.2 million to $0.3 million in the quarter ended November 30, 2008. Project development fees in the quarter ended November 30, 2008, include the final fee installment from the project development agreement with the City of Independence, signed in 2008.

Advertising sales commissions decreased $0.1 million, or 40.6%, to $0.1 million for the three months ended November 30, 2008, from $0.2 million for the three months ended November 30, 2007. The decrease is the result of decreased sales of contractually obligated income in all facilities under contract throughout both quarters in the current unfavorable economic environment. The increase in commissions from the opening of the facility in Wenatchee, Washington in October 2008 offset the decrease in commissions from cancellation of the GEMS contract with the facility in Youngstown, Ohio in October 2007.

Concession revenue was $0.1 million for the quarter ended November 30, 2008. We derive revenue from concession operations at the Wenatchee, Washington facility which opened in October 2008.

OPERATING COSTS (in thousands):

                                          Three Months Ended November 30,
                                    ----------------------------------------
                                               % of                   % of                   %
                                    2008      Revenue      2007      Revenue    Change     Change
                                    ----      -------      ----      -------    ------     ------
Cost of revenues                   $1,419      43.9       $1,572       55.7     $ (153)     (9.7)
General and administrative costs    1,720      53.2        1,777       62.9        (57)     (3.2)
                                   ------      ----       ------      -----     ------     -----
Total Operating Costs              $3,139      97.2       $3,349      118.6     $ (210)     (6.3)
                                   ======      ====       ======      =====     ======     =====

Total operating costs decreased by $0.2 million, or 6.3%, to $3.1 million for the quarter ended November 30, 2008, from $3.3 million in the prior year quarter.

Cost of revenues decreased by $0.2 million, or 9.7%, to $1.4 million for the quarter ended November 30, 2008, from $1.6 million for the prior year quarter. The $0.1 million decrease in facility management payroll associated with the decline in the number of events held and attendance in facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and $0.1 million decrease in ticket service costs associated with the decline in ticket service revenue were offset by an increase in costs of $0.2 million related to concession services.

General and administrative expenses decreased $0.1 million, or 3.2%, to $1.7 million for the quarter ended November 30, 2008, from $1.8 million in the prior year quarter. Commission expense decreased $0.1 million between quarters.

LOSS FROM CONTINUING OPERATIONS (in thousands):

                                          Three Months Ended November 30,
                                    ----------------------------------------
                                               % of                   % of                   %
                                    2008      Revenue      2007      Revenue    Change     Change
                                    ----      -------      ----      -------    ------     ------
Loss from Continuing Operations    $(256)      (7.9)      $(515)      (18.2)     $259      (50.3)
                                   =====       ====       =====       =====      ====      =====

Loss from continuing operations was $0.3 million for the three months ended November 30, 2008, compared to a loss from continuing operations of $0.5 million for the three months ended November 30, 2007. Income from operations of 0.1 million in the quarter ended November 30, 2008 was an improvement from the $0.5 million loss from operations in the prior year quarter. The quarter ended November 30, 2008, however, includes $0.4 million of interest expense incurred on the construction note after construction of the Wenatchee, Washington facility concluded in October 2008.

SIX MONTHS ENDED  NOVEMBER 30, 2008,  COMPARED TO SIX MONTHS ENDED  NOVEMBER 30,
2007

REVENUES (in thousands):

                                          Six Months Ended November 30,
                                    ----------------------------------------
                                               % of                   % of                   %
                                    2008      Revenue      2007      Revenue    Change     Change
                                    ----      -------      ----      -------    ------     ------
Project management fees            $1,226       21.9      $  244        4.0     $  982     402.5
Facility management fees            1,173       21.0       1,699       28.1       (526)    (31.0)
License fees                          890       15.9       1,452       24.0       (562)    (38.7)
Ticket service fees                 1,315       23.5       1,954       32.3       (639)    (32.7)
Project development fees              478        8.6         206        3.4        272     132.0
Advertising sales commissions         378        6.8         479        7.9       (101)    (21.1)
Concession revenue                    130        2.3          --         --        130      NM
Other revenue                          --         --          15        0.3        (15)   (100.0)
                                   ------      -----      ------      -----     ------     -----
Gross Revenues                     $5,590      100.0      $6,049      100.0     $ (459)     (7.6)
                                   ======      =====      ======      =====     ======     =====

Total revenues decreased $0.5 million, or 7.6%, to $5.6 million for the six months ended November 30, 2008, from $6.0 million for the six months ended November 30, 2007. The project management fees increase of $1.0 million and project development fee increase of $0.3 million were offset by the decrease in facility management revenues of $0.5 million, the decrease in license fees of $0.6 million and the decrease in ticket service fees of $0.6 million.

ICC project management revenues increased $1.0 million to $1.2 million for the six months ended November 30, 2008, from $0.2 million in the prior year six months. Project management fees for the six months ended November 30, 2008, includes $0.6 million of fees on the project in Independence, Missouri, which began in February 2008 and the project in Allen, Texas, which began in June 2008. Each project is anticipated to have a twenty-month duration. In addition to the projects in Independence, Missouri and Allen, Texas, ICC was also managing the construction project in Wenatchee, Washington until completion in October 2008. Project management fees related to Wenatchee were $0.3 million higher for the six months ended November 30, 2008 than the prior year period.

Facility management fees decreased $0.5 million, or 31.0%, to $1.2 million for the six months ended November 30, 2008, from $1.7 million in the prior year six months. The cancellation of the management contract with the Chevrolet Center in Youngstown, Ohio, effective September 2007 contributed $0.5 million of the decrease. The $0.2 million year-over-year increase in fees resulting from the opening of the Wenatchee, Washington facility in October 2008, was offset by a decline in fees from management of the Rio Rancho, New Mexico and Prescott Valley, Arizona centers, which were under management in both periods. The facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona, each experienced a decline in the number of events held and a decline in attendance. Encore manages employees under each of its current facility management contracts and, therefore, payroll costs from such employees are recognized by Encore as facility management fee revenue and are also included in cost of revenues.

License fees decreased $0.6 million, or 38.7%, to $0.9 million for the six months ended November 30, 2008, from $1.5 million for the six months ended November 30, 2007. The prior year period included $0.4 million of license transfer fees. Since license transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source. In addition, corporate sponsorship revenue decreased $0.1 million.

Ticket service fees decreased $0.6 million, or 32.7%, to $1.3 million for the six months ended November 30, 2008, from $2.0 million for the prior year six months. This decrease in ticket service fees reflects 1) the $0.3 million reduction in fees due to the discontinuance of services to Chevrolet Center in Youngstown, Ohio, in the spring of 2008 and 2) decreased sales due to the decline in the number of events held, attendance at events and venues under contract.

Project development fees increased $0.3 million, to $0.5 million in the six months ended November 30, 2008, from $0.2 million in the six months ended November 30, 2007. Project development fees in the six months ended November 30, 2008, include the final development fee installments from the project
development   agreements  with  the  City  of  Allen,  Texas  and  the  City  of
Independence, Missouri, signed in 2008. Project development fees in the six months ended November 30, 2007 related to the project in Wenatchee, Washington.

Advertising sales commissions decreased $0.1 million, or 21.1%, to $0.4 million for the six months ended November 30, 2008, from $0.5 million for the six months ended November 30, 2007. Contractually obligated income was flat or lower in all facilities under contract throughout both periods as a result of the current unfavorable economic environment. The increase in commissions from the opening of the facility in Wenatchee, Washington in October 2008 offset the decrease in commissions from cancellation of the GEMS contact with the facility in Youngstown, Ohio in October 2007.

Concession revenue was $0.1 million for the six months ended November 30, 2008. We derive revenue from concession operations at the Wenatchee, Washington facility which opened in October 2008.

OPERATING COSTS (in thousands):

                                          Six Months Ended November 30,
                                    ----------------------------------------
                                               % of                   % of                   %
                                    2008      Revenue      2007      Revenue    Change     Change
                                    ----      -------      ----      -------    ------     ------
Cost of revenues                   $2,398      42.9       $3,272       54.1    $  (874)    (26.7)
General and administrative costs    3,216      57.5        4,790       79.2     (1,574)    (32.9)
                                   ------     -----       ------      -----    -------      ----
Total Operating Costs              $5,614     100.4       $8,062      133.3    $(2,448)    (30.4)
                                   ======     =====       ======      =====    =======      ====

Total operating costs decreased by $2.4 million, or 30.4%, to $5.6 million for the six months ended November 30, 2008, from $8.1 million in the prior year six months.

Cost of revenues decreased by $0.9 million, or 26.7%, to $2.4 million for the six months ended November 30, 2008, from $3.3 million for the prior year six months. This decrease resulted primarily from 1) a $0.3 million decrease in facility management payroll associated with the decline in the number of events held and attendance at facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona and 2) a $0.5 million decrease in facility management payroll associated with the facility in Youngstown, Ohio, due to cancellation of the management agreement.

General and administrative expenses decreased $1.6 million, or 32.9%, to $3.2 million for the six months ended November 30, 2008, from $4.8 million in the prior year six months. The decrease in general and administrative expenses is comprised of 1) a $1.3 million decrease in legal and settlement costs due to a reduction in legal defense costs with the settlement of several matters since November 30, 2007, 2) a $0.2 million reduction in severance expenses and 3) a $0.1 million reduction in commission expenses.

LOSS FROM CONTINUING OPERATIONS (in thousands):

                                          Six Months Ended November 30,
                                    ----------------------------------------
                                               % of                   % of                   %
                                    2008      Revenue      2007      Revenue    Change     Change
                                    ----      -------      ----      -------    ------     ------
Loss from Continuing Operations    $(368)      (6.6)     $(1,965)     (32.5)    $1,597     (81.3)
                                   =====       ====      =======      =====     ======     =====

Loss from continuing operations was $0.4 million for the six months ended November 30, 2008, compared to a loss from continuing operations of $2.0 million for the six months ended November 30, 2007. Operating losses improved to approximately zero in the six months ended November 30, 2008 from $2.0 million in the prior year six months. The six months ended November 30, 2008, however, includes $0.4 million of interest expense incurred on the construction note after construction of the Wenatchee, Washington concluded in October 2008. The improvement in operating losses of $2.0 million is primarily attributable to the $1.2 million decrease in legal and settlement costs and the $0.2 million reduction in severance expense.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2008, we have $0.7 million in cash and cash equivalents, including cash collected for GetTix tickets of approximately $0.2 million for events scheduled to occur in the future, and we have $1.25 million in restricted cash.

In August 2007, we entered into an agreement with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington. The outstanding principal balance of the note bore interest at a rate of prime plus 0.25% (4.25% at November 30, 2008). Construction completed in October 2008. In December 2008, we sold the events center to the Greater Wenatchee Regional Events Center Public Facilities District (PFD). The $52.4 million proceeds from the sale of the events center were distributed as follows: $48.9 million to repay the Marshall construction loan in full, $1.9 million for construction vendors, $0.4 million to escrow accounts as holdbacks pending open items and $1.2 million was made available for working capital and general corporate purposes.

On August 1, 2008, we closed a transaction under which we sold substantially all of the assets of Cragar. The assets consisted primarily of intangible property, including trademarks, service marks and domain names. The purchase price was approximately $1.8 million net of transaction-related costs and, as discussed in greater detail below, $1.25 million of the cash received was set aside in a restricted account as security for a letter of credit until December 2008. The remainder of the funds was available for working capital and general corporate purposes.

Cash provided by operating activities in the first half of fiscal 2009, was approximately zero, an improvement over cash used by operating activities of $1.7 million in the first half of fiscal 2008, as operating losses decreased.

Cash used in investing activities was $21.5 million in the first half of fiscal 2009 compared to cash used in investing activities of $13.1 million in first half of fiscal 2008. Construction costs for the events center in Wenatchee, Washington increased $8.4 million. The construction costs were funded primarily with a construction loan with Marshall, as reflected as a source of funds in the financing section. In addition, during the first half of fiscal 2009, we invested $0.7 million in concession equipment for the Wenatchee, Washington facility. The concession operation began when the facility opened in October 2008. Offsetting the increased construction costs and concession equipment purchases were the $1.8 million proceeds from the disposition of Cragar, net of transaction-related costs. We were also required to set aside $1.25 million in a restricted account as security for a letter of credit in the favor of Marshall, which was subsequently surrendered, in December 2008 when we repaid the Marshall note.

Cash provided by financing activities totaled $21.7 million for the first half of fiscal 2009, compared to cash provided by financing activities of $12.2 million in the first half of fiscal 2008. During the first half of 2009 we received $22.0 million in proceeds from the construction loan with Marshall Financial Group, LLC.

We had a $1.75 million line of credit that matured on November 1, 2008. The line of credit was amended and now matures October 1, 2009. The line of credit bears interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments. As of November 30, 2008, and through the date of this filing, we have received no cash advances on this credit facility. Effective June 2008, we are required to deposit cash in the amount of any requested cash advances. At November 30, 2008, and as of the date of this filing, we had a maximum borrowing capacity of $0.5 million, as a result of a $1.25 million letter of credit in favor of Marshall, which reduced our available line of credit. We deposited $1.25 million of the proceeds from the disposition of Cragar with the bank in August 2008, as additional security for the letter of credit. These funds were restricted, and unavailable to us, as long as the letter of credit was outstanding. The letter of credit was surrendered by Marshall when we repaid our construction loan with proceeds from the sale of the events center in Wenatchee, Washington in December 2008. As amended, the line of credit is available to support up to $1.25 million in letters of credit.

The credit facility has been secured by substantially all of our tangible and intangible assets. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $1.75 million as of the date of the amendment, November 1, 2008, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary after May 31, 2009. We must maintain a zero balance for a consecutive 30 day period during the term of the facility.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan. Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through November 30, 2009. We do not expect to borrow under the line of credit, since any advances will require us to deposit cash in the amount of the requested advance. If we continue to not comply with contractually obligated financial covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources. We may be required to refinance all or part of our existing debt. We cannot guarantee that we would be able to do so on terms acceptable to us, if at all.

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

In November 2007 the EITF issued EITF 07-01 "Accounting for Collaborative Agreements". This consensus prohibits application of the equity method of accounting to activities performed outside of a separate legal entity and requires revenues and costs incurred with third parties in connection with collaborative agreements be presented gross or net based on other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, whether the payments are within the scope of other accounting literature, and certain other criteria. The consensus is required for our fiscal year beginning July 1, 2009. We have not yet evaluated the effect this statement will have on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of November 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured at one of the facilities we develop, design or manage. As of November 30, 2008, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance, however, that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving a former licensee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. This suit was filed in Maricopa County Superior Court of Arizona on November 7, 2006. Our claim is for approximately $0.1 million in unpaid license and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleges that WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that WPHL made fraudulent representations to induce Blue Line into signing the license agreement. Blue Line seeks rescission of the license agreement, $0.5 million of lease payments, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. Although the outcome of this matter cannot be predicted with certainty, we believe that we have both valid claims and valid defenses to the counterclaims. Thus, we intend to vigorously prosecute our claims and defend the counterclaims. No liability has been established at November 30, 2008, related to this matter.

We were a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arose out of certain contracts between us and the plaintiffs, pursuant to which we agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit sought direct damages of $4.5 million and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005, in the Maricopa County Superior Court of Arizona. We settled the matter in the third quarter of fiscal year 2008 and the case has been dismissed.

ITEM 1A. RISK FACTORS

Refer to our report on Form 10-K for the fiscal year ended May 31,  2008,  under
Item 1A. "Risk Factors."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held October 17, 2008. The following nominees were elected to the board of directors to serve as directors until their successors are elected and qualified: W. James Treliving, Richard Kozuback, Michael L. Bowlin, Terry S. Jacobs, Stephen A McConnell, George Melville, Mark Schwartz. Each director was elected by the following vote:

                                        For            Withheld
                                     ---------         --------
     W. James Treliving              5,066,384           4,076
     Richard Kozuback                5,066,342           4,118
     Michael L. Bowlin               5,066,418           4,042
     Terry S. Jacobs                 5,017,939          52,521
     Stephen A McConnell             5,066,418           4,042
     George Melville                 5,017,939          52,521
     Mark Schwartz                   5,066,418           4,042

The shareholders also ratified the appointment of Semple, Marchal & Cooper, LLP as our independent registered public accounting firm for fiscal 2009, by the following vote: 5,067,295 for, 739 against and 2,430 abstaining.

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

                             Global Entertainment Corporation
                                     (Registrant)


January 14, 2009             By  /s/ Richard Kozuback
                                 -----------------------------------------------
                                 Richard Kozuback
                                 President & Chief Executive Officer


January 14, 2009             By  /s/ James Yeager
                                 -----------------------------------------------
                                 James Yeager
                                 Senior Vice President & Chief Financial Officer

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