Form 10-Q
period 2009-02-28
GLOBAL ENTERTAINMENT CORP
filed 2009-04-14
CIK 885780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2009

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

At February 28, 2009, 6,627,112 shares of Global Entertainment Corporation common stock were outstanding.

                        GLOBAL ENTERTAINMENT CORPORATION
                                      INDEX
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 2009


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

     Condensed Consolidated Balance Sheets - As of February 28, 2009
     (Unaudited) and May 31, 2008                                              3

     Condensed Consolidated Statements of Operations (Unaudited) - Three
     and Nine Months Ended February 28, 2009 and February 29, 2008             4

     Condensed Consolidated Statements of Changes in Stockholders'
     Equity - Year Ended May 31, 2008 and Nine Months Ended
     February 28, 2009 (Unaudited)                                             5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Nine Months Ended February 28, 2009 and February 29, 2008                 6

     Notes to Condensed Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 20
Item 3. Quantitative and Qualitative Disclosures about Market Risk            28
Item 4T. Controls and Procedures                                              28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     29
Item 1A. Risk Factors                                                         29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           29
Item 3. Defaults upon Senior Securities                                       29
Item 4. Submission of Matters to a Vote of Security Holders                   29
Item 5. Other Information                                                     29
Item 6. Exhibits                                                              29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF FEBRUARY 28, 2009 (UNAUDITED) AND MAY 31, 2008
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        February 28,         May 31,
                                                                           2009               2008
                                                                         --------           --------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $  1,233           $    443
  Accounts receivable, net of $64 and $2 allowance at
   February 28, 2009 and May 31, 2008                                       1,681              1,111
  Prepaid expenses and other assets                                           498                239
  Investment in Wenatchee project                                              --             34,473
  Assets to be disposed                                                        --              2,167
                                                                         --------           --------
      TOTAL CURRENT ASSETS                                                  3,412             38,433

Property and equipment, net                                                   801                266
Goodwill                                                                      519                519
Deferred income tax asset                                                     112                 --
Other assets                                                                  316                108
Minority interests                                                             25                 38
                                                                         --------           --------
      TOTAL ASSETS                                                       $  5,185           $ 39,364
                                                                         ========           ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                       $  1,108           $  7,718
  Accrued liabilities                                                         929                750
  Deferred revenues                                                           238                 24
  Notes payable - current portion                                             109             27,220
  Liabilities related to assets to be disposed                                 --                233
                                                                         --------           --------
      TOTAL CURRENT LIABILITIES                                             2,384             35,945

Deferred income tax liability                                                 117                117
Notes payable - long-term portion                                              97                180
                                                                         --------           --------
      TOTAL LIABILITIES                                                     2,598             36,242
                                                                         --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 10,000,000 shares
   authorized; no shares issued or outstanding                                 --                 --
  Common stock - $.001 par value; 50,000,000 shares
   authorized; 6,627,112 and 6,625,114 shares issued and outstanding
   as of February 28, 2009 and May 31, 2008                                     7                  7
  Paid-in capital                                                          10,953             10,930
  Accumulated deficit                                                      (8,373)            (7,815)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                            2,587              3,122
                                                                         --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,185           $ 39,364
                                                                         ========           ========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    Three Months Ended                 Nine Months Ended
                                                               ------------------------------    ------------------------------
                                                               February 28,      February 29,    February 28,      February 29,
                                                                  2009              2008            2009              2008
                                                               -----------       -----------     -----------       -----------
REVENUES:
  Project development fees                                     $       100       $       317     $       578       $       523
  Project management fees                                              247               132           1,473               376
  Facility management fees                                           1,067               783           2,240             2,482
  Ticket service fees                                                  766             1,039           2,081             2,993
  Advertising sales commissions                                        115               150             493               629
  Concession revenue                                                   282                --             412                --
  License fees - league dues and other                                 517               616           1,407             1,653
  License fees - intial and transfer                                   443                --             443               430
                                                               -----------       -----------     -----------       -----------
      TOTAL REVENUES                                                 3,537             3,037           9,127             9,086
                                                               -----------       -----------     -----------       -----------
OPERATING COSTS:
  Cost of revenues                                                   1,939             1,590           4,337             4,862
  General and administrative costs                                   1,681             1,405           4,897             6,195
                                                               -----------       -----------     -----------       -----------
      TOTAL OPERATING COSTS                                          3,620             2,995           9,234            11,057
                                                               -----------       -----------     -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                          (83)               42            (107)           (1,971)
                                                               -----------       -----------     -----------       -----------
OTHER INCOME (EXPENSE):
  Interest income                                                        6                13              18                89
  Interest expense                                                     (47)              (13)           (408)              (21)
  Minority interests                                                   (18)               --             (13)              (20)
                                                               -----------       -----------     -----------       -----------
      TOTAL OTHER INCOME (EXPENSE)                                     (59)               --            (403)               48
                                                               -----------       -----------     -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (142)               42            (510)           (1,923)
INCOME TAX BENEFIT                                                      --               107              --               107
                                                               -----------       -----------     -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              (142)              149            (510)           (1,816)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES                  --               (72)            (48)             (218)
                                                               -----------       -----------     -----------       -----------
NET INCOME (LOSS)                                              $      (142)      $        77     $      (558)      $    (2,034)
                                                               ===========       ===========     ===========       ===========
EARNINGS(LOSS) PER SHARE:
  Basic-
    Income (loss) from continuing operations                   $     (0.02)      $      0.02     $     (0.08)      $     (0.28)
    Loss from discontinued operations                                   --             (0.01)             --             (0.03)
                                                               -----------       -----------     -----------       -----------
    Net income (loss)                                          $     (0.02)      $      0.01     $     (0.08)      $     (0.31)
                                                               ===========       ===========     ===========       ===========
  Diluted-
    Income (loss) from continuing operations                   $     (0.02)      $      0.02     $     (0.08)      $     (0.28)
    Loss from discontinued operations                                   --             (0.01)             --             (0.03)
                                                               -----------       -----------     -----------       -----------
    Net income (loss)                                          $     (0.02)      $      0.01     $     (0.08)      $     (0.31)
                                                               ===========       ===========     ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                          6,627,112         6,541,598       6,626,072         6,518,491
                                                               ===========       ===========     ===========       ===========
  Diluted                                                        6,627,112         6,542,004       6,626,072         6,518,491
                                                               ===========       ===========     ===========       ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED MAY 31, 2008 AND THE NINE MONTHS ENDED FEBRUARY 28, 2009
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        Common Stock
                                                  ------------------------       Paid-in      Accumulated
                                                  Shares            Amount       Capital        Deficit         Total
                                                  ------            ------       -------        -------         -----
BALANCE AT MAY 31, 2007                         6,508,173          $     7      $  10,731      $  (3,784)     $   6,954

Exercise of options                                13,941               --             --             --             --

Issuance of common stock for restricted
stock                                               3,000               --             --             --             --

Stock-based compensation - restricted stock            --               --             36             --             36

Issuance of stock                                 100,000               --            163             --            163

Net loss for the fiscal year ended
 May 31, 2008                                          --               --             --         (4,031)        (4,031)
                                                ---------          -------      ---------      ---------      ---------

BALANCE AT MAY 31, 2008                         6,625,114                7         10,930         (7,815)         3,122

Issuance of common stock for restricted
stock                                               1,998               --             --             --             --

Stock-based compensation - restricted stock            --               --             23             --             23

Net loss for the nine months ended
 February 28, 2009                                     --               --             --           (558)          (558)
                                                ---------          -------      ---------      ---------      ---------

BALANCE AT FEBRUARY 28, 2009                    6,627,112          $     7      $  10,953      $  (8,373)     $   2,587
                                                =========          =======      =========      =========      =========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                           (UNAUDITED) (IN THOUSANDS)

                                                                             Nine Months Ended
                                                                      -------------------------------
                                                                      February 28,       February 29,
                                                                         2009               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $   (558)          $ (2,034)
  Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation                                                           127                100
     Unbilled earnings on Wenatchee project                                (555)              (352)
     Provision for doubtful accounts                                        270                 71
     Issuance of stock to vendor                                             --                163
     Other non-cash items                                                    36                  3
     Discontinued operations and related impairment charges                   5                (61)
     Changes in assets and liabilities, net of businesses
      acquired and disposed -
        Accounts receivable                                                (810)               316
        Income taxes receivable                                              --                (75)
        Prepaid expenses and other assets                                  (473)                72
        Accounts payable                                                   (944)              (490)
        Accrued liabilities                                                 179                (67)
        Deferred revenues                                                   214                 92
                                                                       --------           --------
          Net cash used in operating activities                          (2,509)            (2,262)
                                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Wenatchee project                                       (23,023)           (17,119)
  Proceeds from sale of Wenatchee project                                52,400                 --
  Deposit of restricted cash                                             (1,250)                --
  Release of restricted cash                                              1,250                 --
  Proceeds from disposition of Cragar, net of expenses                    1,790                 --
  Purchase of property and equipment                                       (674)              (119)
  Proceeds from sale of property and equipment - Cragar                      --                 21
                                                                       --------           --------
          Net cash provided by (used in) investing activities            30,493            (17,217)
                                                                       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable proceeds                                                 22,031             16,200
  Notes payable payments                                                (49,225)               (16)
                                                                       --------           --------
          Net cash provided by (used in) financing activities           (27,194)            16,184
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        790             (3,295)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              443              4,252

                                                                       --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  1,233           $    957
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES:
  Interest  paid                                                       $    408           $      8
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

Our current operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing, Encore Facility Management, and Global Food Service, LLC, which formed in fiscal 2009. In addition, facility management operations are conducted under separate wholly owned limited liability companies.

We, through our wholly owned subsidiary, Western Professional Hockey League, Inc., are the operator of the Western Professional Hockey League (WPHL), a minor league professional hockey organization, and are the licensor of the independently owned hockey teams which participate in the league. WPHL has entered into a joint operating agreement with the Central Hockey League, Inc. (CHL, Inc.). The effect of the joint operating agreement is that the two leagues had their respective teams join together and operate under the Central Hockey League name (as the League). The terms of the joint operating agreement define how the League will operate.

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

Global Properties I (GPI) provides services in targeted mid-sized communities across the United States related to the development of multipurpose events centers. International Coliseums Company, Inc. (ICC), manages the construction of multipurpose events centers in mid-market communities. GPI's development of multipurpose events centers promotes the development of the League by assisting potential licensees in securing quality venues in which to play minor professional hockey league games.

Global Entertainment Marketing Systems, Inc. (GEMS), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, club seat license sales, and facility sponsorship agreements.

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose event centers developed by GPI, existing League licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators. GetTix provides a full ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

Encore Facility Management (Encore) provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage. Encore is currently involved with facility management of multipurpose events centers developed by GPI. Facility management operations are conducted under separate limited liability companies.

Global Food Service, LLC, formed in fiscal 2009, manages the food service operations at the Wenatchee, Washington facility.

On August 1, 2008, we closed a transaction pursuant to which we sold substantially all of the assets of our subsidiary Cragar Industries, Inc. (Cragar), a licensor of an automotive aftermarket wheel trademark and brand - CRAGAR(R). The assets consisted primarily of intangible property, including trademarks, service marks and domain names. The purchase price was approximately $1.9 million in cash. Of the cash proceeds, $0.1 million was used for transaction-related costs and $1.25 million was aside in a restricted account as security for a letter of credit until December 2008. The remainder of the funds was made available for working capital and general corporate purposes.

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, Encore, GetTix, Global Food Service, LLC and Cragar, as well as the limited liability companies formed for facility management. Intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the three and nine month periods ended February 28, 2009, are not necessarily indicative of the results that may be expected for the year ending May 31, 2009, or for any other period.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended May 31, 2008, as supplemented by the following:

     * Project development fees are fees earned for services such as feasibility studies, cost analyses, vendor identification and contract negotiation support. Project development fees are recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured. If a project proceeds to construction these fees are typically recognized at or prior to ground breaking, but not prior to a contract for the services being executed.

     * We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment". We recognize compensation cost for stock-based awards issued after March 1, 2006, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock.

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

Reconciliations of the numerators and denominators in the EPS computations for loss from continuing operations follow:

                                                                       Three Months Ended             Nine Months Ended
                                                                  -----------------------------   ----------------------------
                                                                  February 28,     February 29,   February 28,    February 29,
                                                                     2009             2008           2009            2008
                                                                  ----------       ---------      ----------      ----------
NUMERATOR (in thousands):
Basic and diluted - income (loss) from continuing
operations                                                        $     (142)      $      149      $     (510)     $   (1,816)
                                                                  ==========       ==========      ==========      ==========
DENOMINATOR:
Basic EPS - weighted average shares outstanding                    6,627,112        6,541,598       6,626,072       6,518,491
Effect of dilutive securities                                             --              406              --              --
                                                                  ----------       ----------      ----------      ----------
Diluted EPS - weighted average shares outstanding                  6,627,112        6,542,004       6,626,072       6,518,491
                                                                  ==========       ==========      ==========      ==========

Number of shares of common stock which could be
 purchased with average outstanding securities not
 included in diluted EPS because effect would be antidilutive -
   Stock options (average price of $5.00 and $4.95 for               305,333          396,719         344,906         493,606
    the three and nine months ended February 28, 2009)
   Warrants (average price of $6.79 and $6.57 for                    235,800          275,760         253,365         275,760
    the three and nine months ended February 28, 2009)
   Restricted stock                                                   30,500           14,500          25,467          19,932

The impacts of all outstanding options, warrants and restricted stock outstanding at February 28, 2009, were not included in the calculation of diluted EPS for the three and nine months ended February 28, 2009, because to do so would be antidilutive. Outstanding options, warrants and restricted stock could potentially dilute EPS in the future.

In February 2008, we issued 100,000 shares of common stock, valued at $1.63 per share, in connection with a settlement agreement. The shares were valued at the quoted market price of our common stock on the date of settlement.

--------------------------------------------------------------------------------
                         INVESTMENT IN WENATCHEE PROJECT
--------------------------------------------------------------------------------

We provided construction management services under an agreement with the City of Wenatchee, Washington, related to a multi-purpose events center in that city. Investment in Wenatchee on the condensed consolidated balance sheets represented costs and estimated earnings in excess of billings on this construction project, which we owned until the facility was sold to the Greater Wenatchee Regional Events Center Public Facilities District (PFD) in December 2008. Costs associated with the project, including all direct and indirect costs, including contract supervision and interest during the construction period, were being recorded as investment in Wenatchee project until the facility was completed in the first week of October 2008. Accumulated capitalized interest, as of the date of sale, totaled $1.6 million.

Revenues earned on this project were recorded based on the ratio of costs incurred to the total costs expected to be incurred. For this purpose, only costs related to performance under the contract were considered. This cost-to-cost method was used because management believed costs were the best available measure of our progress on the fixed-price contract, which could have been modified by incentive and penalty provisions. As of the date of sale, investment in Wenatchee project consisted of costs incurred of $50.6 million and estimated earnings of $1.8 million. Under the terms of our construction management agreement, we were not able to bill the City for our services and received our revenue out of the proceeds from the sale of the facility. Earnings of $1.6 million have been included in project management fees and estimated earnings of $0.2 million have been included project development fees in the condensed consolidated statements of operations from the start of the project through the date of sale.

Although construction of the facility was substantially completed in the first week of October 2008, we had not yet made final payment to certain construction vendors. Resolution of these negotiations resulted in reductions in the revenue on this project during the quarter ended February 28, 2009, of less than $0.1 million.

At February 28, 2009 and May 31, 2008, approximately $0.1 million and $5.9 million of payables related to expenditures on the project were included in accounts payable.

--------------------------------------------------------------------------------
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

As of February 28, 2009, notes payable consists entirely of a note payable we entered into in fiscal year 2008, in connection with settlement of a legal matter. The note calls for 36 payments of $10 thousand monthly through December 2010. We recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs. The note had an initial present value of $0.3 million.

Our note with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington, was paid in full when the PFD purchased the facility in December 2008. The outstanding principal balance of the note bore interest at a rate of prime plus 0.25%. Interest on the Marshall note accumulated monthly and increased both notes payable and investment in Wenatchee project in the condensed consolidated balance sheet until construction concluded in October 2008. After construction, we expensed $0.3 of interest on the note in the quarter ended November 30, 2008 and expensed less than $0.1 million of interest on the note in the quarter ended February 28, 2009.

We have a $1.75 million line of credit that had a maturity of November 1, 2008, but has been amended, and now matures October 1, 2009. The line of credit bears interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments. As of February 28, 2009, and through the date of this filing, we have received no cash advances on this credit facility. Effective June 2008, we are required to deposit cash in the amount of any requested cash advances or letter of credit issuances. We deposited $1.25 million of the proceeds from the disposition of Cragar with the bank in August 2008, as additional security for the letter of credit. These funds were restricted, and unavailable to us, while the letter of credit was outstanding. The letter of credit was surrendered by Marshall when we repaid our construction loan in December 2008. As amended, the line of credit is available to support up to $1.25 million in letters of credit.

The credit facility has been secured by substantially all of our tangible and intangible assets. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $1.75 million as of the date of the amendment, November 1, 2008, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary date after May 31, 2009. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of February 28, 2009, we were in compliance with the covenants.

--------------------------------------------------------------------------------
                            JOINT OPERATING AGREEMENT
--------------------------------------------------------------------------------

Pursuant to a joint operating agreement dated July 2001, CHL, Inc., which was the operator of the Central Hockey League, and WPHL, Inc., which was the operator of WPHL, agreed to operate the leagues jointly under the trade name "Central Hockey League", as the "League". The joint operating agreement, as modified in June 2008, provides that operations are to be governed by an oversight board consisting of five members, two of whom are designated by CHL, Inc., two of whom are designated by WPHL, Inc., and one of whom is designated jointly. Despite this agreement, each of WPHL, Inc. and CHL, Inc. remain separate and distinct legal entities and maintain separate books and records, and are solely responsible for their own obligations. We own no interest in CHL, Inc. WPHL, Inc., our wholly-owned subsidiary, performs all operating functions of the League. Revenues from League assessment fees and corporate sponsorships are included in our consolidated revenue and League operating costs are included in our costs of sales and general and administrative expenses.

Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations. Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL, Inc. and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league that operated during the year. If expenses exceed operating revenue in any given period, losses are allocated to WPHL, Inc. and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs. Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

The joint operating agreement also provides that ICC will have the sole and exclusive right to construct arena facilities for participation in the leagues during the term of the agreement.

The joint operating agreement, as modified in June 2008, requires the leagues to operate jointly as the League through May 30, 2021. Under the terms of the modification, CHL, Inc.'s purchase option has been eliminated and WPHL and CHL, Inc. each now have a right of first refusal to purchase the other's interests if a bona-fide third party offer to purchase the entire interest is received.

--------------------------------------------------------------------------------
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

PURCHASE COMMITMENTS

We have open purchase commitments for services, furniture and fixtures totaling less than $0.1 million at February 28, 2009.

LITIGATION

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured. As of February 28, 2009, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving our franchisee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. Our claim was for approximately $0.1 million in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleged that the WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement. Blue Line sought rescission of the license agreement, reimbursement of its franchise fee, $0.5 million of lease payments, and reimbursement of travel expenses for the 2005-2006 season. We settled this matter in March 2009, and reserved for the cash settlement in the third quarter of fiscal 2009.

The following summarizes litigation settlement activity for the three and nine months ended February 28, 2009 and February 29, 2008:

                                                                Three Months Ended                 Nine Months Ended
                                                           -----------------------------     -----------------------------
                                                           February 28,     February 29,     February 28,     February 29,
                                                              2009             2008             2009             2008
                                                             ------           ------           ------           ------
Litigation settlement liabilities, beginning of period       $ (232)          $ (834)          $ (283)          $  (93)
Litigation settlement expense - initial reserves                (25)              --              (25)            (841)
Litigation settlement expense - adjustments to reserves          --              263               --              263
Cash payments                                                    26              100               77              200
Issuance of stock in settlement of litigation                    --              163               --              163
                                                             ------           ------           ------           ------
Litigation settlement liabilities, end of period             $ (231)          $ (308)          $ (231)          $ (308)
                                                             ======           ======           ======           ======

CONTINGENCIES

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of February 28, 2009.

As of February 28, 2009, we have entered into various employment contracts with key employees. Under certain circumstances we may be liable to pay amounts based on the related contract terms.

GUARANTEES

We had entered into a contract with the entertainment facility in New Mexico which guaranteed certain economic performance standards. Although the term of this contract was for an initial period of 10 years to expire in December 2014, we provided notice of termination of the management contract in January 2009.

In February 2008, we entered into an agreement to manage a multi-purpose event center to be constructed in Texas. The initial term of this agreement is fifteen years, with an option by the city to renew for an additional five years under certain conditions. This agreement includes a guarantee that the event center will operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement. This guarantee requires that all amounts reasonably required for the operation and maintenance of the event center will be generated by the operation of the event center, or otherwise paid by us. Should we be obligated to fund any operational shortfalls, the agreement provides for reimbursement to us from future profits from the event center. The maximum amount of future payments we could be required to make under this operational guarantee is theoretical due to various unknown factors. However, the guarantee would be limited to the operational loss from the facility for each year of the guarantee, less any reimbursements from the facility. We do not believe that any potential guarantee payments would be material based on the operating results of similar facilities. The facility is expected to open in the fall of 2009.

In May 2008, we entered into an agreement to manage a multi-purpose event center to be constructed in Missouri. The initial term of this agreement ends fifteen years from facility opening, and the city may renew the agreement for an additional five years under the same terms. The facility is expected to open in the fall of 2009 and has an operating year ended June 30. Our compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement. The management agreement includes a guarantee that we will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate. Under the terms of the agreement the city shall advance $0.5 million to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account. Excess funds in the facility operating account each operating year, after paying operating expenses, our base Encore fee and GEMS commission, are to be used in the following priority: 1) to reimburse us for any subsidy payments we have made, 2) to replenish the temporary operating reserve account, 3) to fund the capital reserve account and 4) to pay on a co-equal basis our incentive fee and deposits to three additional reserve accounts. The maximum amount of future payments we could be required to make under the guarantee is theoretical due to various unknown factors. However, once the temporary operating reserve account is depleted, the guarantee subsidy payments would be limited to the operational loss each operating year, plus the amount of our Encore and GEMS fees. We do not expect to make guarantee subsidy payments based on operating results of similar facilities, however, no assurance can be made that a payment pursuant to this guarantee would not be paid in the future and that such payment would not be material.

In addition, under the terms of the management agreement, an amount not to exceed $0.50 per ticket, and excess operating funds, are to be used to fund a capital reserve account up to $150 thousand in each of the first five operating years and up to $250 thousand thereafter. Should the capital reserve account not be fully funded for two consecutive years, the management agreement terminates, unless the city elects to renew the agreement.

As of February 28, 2009, we provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $1.5 million related to a guarantee under a workers compensation program. This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit. No amounts have been drawn on this letter of credit as of February 28, 2009. We believe the amount of payments under this guarantee is negligible, and as such, have assigned no value to this guarantee at February 28, 2009.

In addition to our commitments and guarantees described above we also have the commitments and guarantees described in the following PVEC, LLC Joint Venture Note.

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

We account for our investment in PVEC, LLC under the equity method. Our interest in this entity is not a controlling one, as we do not own a majority voting interest and our ability to affect the business operations is significantly limited by the partnership operating agreement. The PVEC, LLC operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member. We contributed $250 thousand as initial preferred capital while Prescott Valley Signature Entertainment, LLC contributed land with an approximate value of $1.5 million as initial preferred capital. Because we had committed to pay our initial capital contributions, these amounts were recorded in accounts payable in our condensed consolidated balance sheets as of May 31, 2008. Payment was made in December 2008. Further, because PVEC, LLC has sustained losses, and profitable future operation is not assured, we recorded losses on our investment, in the amount of $251 thousand, to bring our investment to zero. Our investment was zero at May 31, 2008, and remains zero at February 28, 2009.

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

If it is determined that PVEC, LLC is required to fund operations, beyond available cash from operations and other financing sources, the members intend to contribute 100% of the cash needed until each member's preferred capital account balances are equal and 50% of the cash needed if its preferred capital contribution balances are equal. Operating revenues of the center, as defined, are first used to pay operating expenses, as defined, second to our base management fee (4% of the center's operating revenue), third to debt service, then to fund other items. As a result, we may also forego our management fees should operating revenues, as defined, be insufficient to pay operating expenses, as defined.

Our  consolidated   financial   statements  reflect  the  following  related  to
transactions between us and PVEC, LLC (in thousands).

                                                                Three Months Ended                 Nine Months Ended
                                                           -----------------------------     -----------------------------
                                                           February 28,     February 29,     February 28,     February 29,
                                                              2009             2008             2009             2008
                                                             ------           ------           ------           ------

Facility management fees, exclusive of payroll (Encore)      $ 19              $ 22             $ 48             $ 24
Facility management fees, payroll related (Encore)            199               226              525              688
Advertising sales commission (GEMS)                            49                56              135              186
Ticket service fees (GetTix)                                   31                61              103              164
Cost of revenues, facility payroll (Encore)                   199               226              525              688

                                                           February 28,       May 31,
                                                              2009             2008
                                                             ------           ------
Accounts payable                                             $ 19              $502
Accrued liabilities                                             4                --
Accounts receivable                                            --               101

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

The following table presents selected operating data for Cragar (in thousands):

                                                                Three Months Ended                 Nine Months Ended
                                                           -----------------------------     -----------------------------
                                                           February 28,     February 29,     February 28,     February 29,
                                                              2009             2008             2009             2008
                                                             ------           ------           ------           ------

Revenues                                                      $ --           $ 136             $  60            $ 602
Loss on disposal                                                --              --               (51)              --
Loss before income taxes                                        --             (72)              (48)            (218)
Loss from discontinued opertions, net of tax                    --             (72)              (48)            (218)

--------------------------------------------------------------------------------
                                   CREDIT RISK
--------------------------------------------------------------------------------

The current general unfavorable economic environment may have a significant impact on our operating results.

The League operates primarily in mid-sized communities in the Central, Western and Southern regions of the United States, including Texas, Colorado, Kansas, Mississippi, Louisiana, New Mexico, Oklahoma, South Dakota and Arizona. Our facility management fees are derived from events centers operating in Arizona and Washington. These geographic areas are generally in an economic downturn that could have a significant negative impact on our operating results.

We depend on contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate. Typically we must expend 20-30 months of effort to obtain such contracts. We depend on these contracts for the revenue they generate and the facilities resulting from these contracts are potential facilities in which our licensees may operate. Failure to timely secure these contracts may negatively impact our results. Many governments are struggling to maintain tax revenue and raise capital in the current economic environment and may have less interest in developing new multipurpose facilities. Our revenues, project development and project management revenue in particular, could be negatively impacted.

Purchasing a League license requires significant capital and commencing operation is a significant expense which limits the pool of potential licensees We depend on a critical mass of licensees to capture the economies of scale inherent in the League's operations and to facilitate intra-league play. There can be no assurance that we will be able to attract qualified candidates for licenses. We anticipate that expansion of the League will be difficult because of the high capital costs of licenses, competitive pressures from sports leagues and entertainment providers both within and outside of the markets where we currently operate, and the lack of arenas for new licensees.

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

At February 28, 2009 and May 31, 2008, goodwill relates to our International Coliseums segment.

                                                            Nine Months Ended
                                                     ------------------------------
                                                                    Income (Loss)
                                                                   from Continuing
                                                      Gross       Operations Before     Identifiable
                                                     Revenues        Income Taxes          Assets
                                                     --------        ------------          ------
February 28, 2009
Global Entertainment Corporate Operations             $   101          $(1,586)           $ 2,099(a)
Global Food Service                                       412 (b)          (83)(b)            682(b)
Central Hockey League/WPHL                              1,749              358                979
Global Properties I                                       578               56                202
International Coliseums                                 1,473(c)           912                206
Encore Facility Management                              2,240(d)           (88)               231
Global Entertainment Marketing Systems                    493              139                164
Global Entertainment Ticketing                          2,081             (218)               622
                                                      -------          -------            -------
Global Entertainment Coporation Consolidated          $ 9,127          $  (510)           $ 5,185
                                                      =======          =======            =======

February 29, 2008
Global Entertainment Corporate Operations             $   174          $(2,268)           $23,793(a)
Central Hockey League/WPHL                              1,908              543                903
Global Properties I                                       373             (211)               566
International Coliseums                                   527(c)            36                674
Encore Facility Management                              2,482(d)          (534)               141
Global Entertainment Marketing Systems                    629              (32)               147
Global Entertainment Ticketing                          2,993              543              1,532(e)
Discontinued Operations                                    --               --              2,944
                                                      -------          -------            -------
Global Entertainment Coporation Consolidated          $ 9,086          $(1,923)           $30,700
                                                      =======          =======            =======

----------
(a) Global Entertainment Corporate Operations assets include the investment in Wenatchee project of $21.8 million at February 29, 2008. The project was sold in December 2008. Global Entertainment Corporate Operations assets include cash and cash equivalents and restricted cash of $1.2 million at February 28, 2009, and $1.0 million at February 29, 2008.
(b) The Global Food Service segment began operations October 2008 in Wenatchee, Washington.
(c) International Coliseums revenues for the nine months ended February 28, 2009, includes $0.8 million of fees on the project in Independence, Missouri, which began in February 2008 and the project in Allen, Texas, which began in June 2008. Each project is anticipated to have a twenty-month duration. In addition to the projects in Independence, Missouri and Allen, Texas, ICC was also managing the construction project in Wenatchee, Washington until completion in October 2008. Project management fees related to Wenatchee and Independence were $0.5 million higher for the nine months ended February 28, 2009 than the prior year period.
(d) Encore facility management fees include no revenues in the nine months ended February 28, 2009, from the management contract with the event center in Youngstown, Ohio, which was cancelled effective September 2007. Encore facility management fees include $0.5 million from that contract in the nine months ended February 29, 2008. The $0.5 million year-over-year increase in fees resulting from the opening of the Wenatchee, Washington facility in October 2008, was offset by a $0.7 million decline in fees from management of the Rio Rancho, New Mexico and Prescott Valley, Arizona centers, which were under management in both periods. The Rio Rancho contract terminated in January 2009.
(e) Global Entertainment Ticketing assets at February 29, 2008, were higher than at February 28, 2009, primarily due to the timing of collection of credit card sales.

--------------------------------------------------------------------------------
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

We provided notice to NYSE Amex on April 8, 2009, of our intent to remove our common stock from the exchange. On or about April 20, 2009 we will file a Form 25 with the Securities and Exchange Commission related to the removal. Removal is expected to be effective 10 calendar days after filing Form 25. We anticipate the last day of trading for our common stock on NYSE Amex will be on or about April 30, 2009. Although we can make no assurances that our common stock will be quoted, we expect trading on the Over-The-Counter Bulletin Board (OTCBB) will follow closely after the date of removal from NYSE Amex. A trading symbol has yet to be assigned by OTCBB.

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

DESCRIPTION OF THE COMPANY

Global Entertainment Corporation (referred to in this report as "we," "us," "Global", "Company" or "GEC") is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center and related real estate development, facility and venue management and marketing, and venue ticketing. We are primarily focused on projects located in mid-size communities in the United States.

Our current operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing, Encore Facility Management and Global Food Service, LLC which formed in fiscal 2009. In addition facility management operations are conducted under separate wholly owned limited liability companies.

We, through our wholly owned subsidiary, Western Professional Hockey League, Inc., are the operator of the Western Professional Hockey League (WPHL), a minor league professional hockey organization, and are the licensor of the independently owned hockey teams which participate in the league. WPHL has entered into a joint operating agreement with the Central Hockey League, Inc. (CHL, Inc.). The effect of the joint operating agreement is that the two leagues had their respective teams join together and operate under the Central Hockey League name (as the League). The terms of the joint operating agreement define how the League will operate.

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

Global Properties I (GPI) provides services in targeted mid-sized communities across the United States related to the development of multipurpose events centers. International Coliseums Company, Inc. (ICC), manages the construction of multipurpose events centers in mid-market communities. GPI's development of multipurpose events centers promotes the development of the League by assisting potential licensees in securing quality venues in which to play minor professional hockey league games.

Global Entertainment Marketing Systems, Inc. (GEMS), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, club seat license sales, and facility sponsorship agreements.

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose event centers developed by GPI, existing League licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators. GetTix provides a full ticketing solution by way of box office, phone, internet and print-at-home service that utilizes distribution outlets in each market. GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

Encore Facility Management (Encore) provides a full complement of multipurpose events center operational services. These services provide administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage. Encore is currently involved with facility management of multipurpose events centers developed by GPI. Facility management operations are conducted under separate limited liability companies.

On August 1, 2008, we closed a transaction pursuant to which we sold substantially all of the assets of our subsidiary Cragar Industries, Inc. (Cragar), a licensor of an automotive aftermarket wheel trademark and brand - CRAGAR(R). The assets consisted primarily of intangible property, including trademarks, service marks and domain names. The purchase price was approximately $1.9 million in cash. Of the cash proceeds, $0.1 million was used for transaction-related costs and $1.25 million was set aside in a restricted account as security for a letter of credit until December 2008. The remainder of the funds was made available for working capital and general corporate purposes.

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

THREE MONTHS ENDED FEBRUARY 28, 2009, COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2008

REVENUES (in thousands):

                                                      Three Months Ended
                                       ------------------------------------------------
                                       February 28,     % of     February 29,    % of
                                          2009        Revenue       2008        Revenue      Change     % Change
                                          ----        -------       ----        -------      ------     --------

Project development fees                $  100          2.8        $  317        10.4        $ (217)     (68.5)
Project management fees                    247          7.0           132         4.4           115       87.1
Facility management fees                 1,067         30.2           783        25.8           284       36.3
Ticket service fees                        766         21.7         1,039        34.2          (273)     (26.3)
Advertising sales commissions              115          3.3           150         4.9           (35)     (23.3)
Concession revenue                         282          8.0            --          --           282         NM
License fees - league dues and other       517         14.6           616        20.3           (99)     (16.1)
License fees - initial and transfer        443         12.5            --          --           443         NM
                                        ------        -----        ------       -----        ------       ----
Gross Revenues                          $3,537        100.0        $3,037       100.0        $  500       16.5
                                        ======        =====        ======       =====        ======       ====

Total revenues increased $0.5 million, or 16.5%, to $3.5 million for the three months ended February 28, 2009 compared to $3.0 million for the three months ended February 29, 2008.

Project development fees decreased $0.2 million to $0.1 million in the quarter ended February 28, 2009. Project development fees in the quarter ended February 28, 2009, include a portion of project development fees due under an agreement with the City of Dodge City, Kansas, signed in fiscal 2009.

Project management revenues increased $0.1 million to $0.2 million for the quarter ended February 28, 2009, from $0.1 million in the prior year quarter. Project management fees for the quarter ended February 28, 2009, includes $0.3 million of fees on the project in Independence, Missouri, which began in February 2008, and the project in Allen, Texas, which began in June 2008. Each project is anticipated to have a twenty-month duration. In addition to the projects in Independence, Missouri and Allen, Texas, ICC also managed the construction project in Wenatchee, Washington through the first week of October 2008. Project management fees related to Wenatchee, recognized on a percentage of completion basis, were $0.1 million lower for the quarter ended February 28, 2009 than the prior year quarter.

Facility management fees were $1.1 million for the three months ended February 28, 2009, compared to $0.8 million in the three months ended February 29, 2008. Encore's current facility management contracts include the facilities in Prescott Valley, Arizona, and Wenatchee, Washington, which opened in October 2008. The $0.3 million year-over-year increase in fees resulting from the opening of the Wenatchee, Washington facility in October 2008, was offset by a decline in fees from management of the Rio Rancho, New Mexico, which ended in January 2009.

Ticket service fees decreased $0.3 million, or 26.3%, to $0.8 million for the three months ended February 28, 2009, from $1.0 million for the prior year quarter. This decrease in ticket service fees reflects 1) the $0.1 million reduction in fees due to the discontinuance of services to the Chevrolet Center in Youngstown, Ohio, in the spring of 2008 and 2) decreased sales with the decline in the number of events held, attendance at events and venues under contract, offset by 3) sales from services to the facility in Wenatchee, Washington which opened in October 2008.

Advertising sales commissions were $0.1 million for the three months ended February 28, 2009 and $0.2 million for the three months ended February 29, 2008. The increase in commissions from the opening of the facility in Wenatchee, Washington in October 2008 largely offset the decrease in commissions from cancellation of the GEMS contracts with the facilities in Rio Rancho, New Mexico and Hidalgo, Texas.

Concession revenue was $0.3 million for the quarter ended February 28, 2009. We derive revenue from concession operations at the Wenatchee, Washington facility which opened in October 2008.

License fees - League dues, declined $0.1 million to $0.5 million for the quarter ended February 28, 2009, from $0.6 million for the quarter ended February 29, 2008. This decrease is primarily the result of one less team owing League dues for the 2008-2009 season than in the prior year and other teams paying reduced League dues in the 2008-2009 season than in the prior year as result of changes in their license status or terms.

License fees - initial and transfer, include fees from a transfer in the quarter ended February 29, 2008. Since initial and transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

OPERATING COSTS (in thousands):

                                                      Three Months Ended
                                       ------------------------------------------------
                                       February 28,     % of     February 29,    % of
                                          2009        Revenue       2008        Revenue      Change     % Change
                                          ----        -------       ----        -------      ------     --------
Cost of revenues                        $1,939          54.8       $1,590        52.4        $  349        22.0
General and administrative costs         1,681          47.5        1,405        46.3           276        19.6
                                        ------         -----       ------        ----        ------        ----
Total Operating Costs                   $3,620         102.4       $2,995        98.6        $  625        20.9
                                        ======         =====       ======        ====        ======        ====

Total operating costs increased by $0.6 million, or 20.9%, to $3.6 million for the quarter ended February 28, 2009, from $3.0 million in the prior year quarter.

Cost of revenues increased by $0.3 million, or 22.0%, to $1.9 million for the quarter ended February 28, 2009, from $1.6 million for the prior year quarter. The increase is primarily due to a $0.2 million increase in costs on projects prior to opening of facilities, which are reimbursed and a $0.2 million increase related to concession services.

General and administrative expenses increased $0.3 million, or 19.6%, to $1.7 million for the quarter ended February 28, 2009, from $1.4 million in the prior year quarter. Bad debt expense increased $0.2 million and legal costs increased $0.3 million between quarters. The prior year quarter included a $0.3 million reduction in a settlement reserve to reflect the actual settlement costs.

LOSS FROM CONTINUING OPERATIONS (in thousands):

                                                        Three Months Ended
                                         ------------------------------------------------
                                         February 28,     % of     February 29,    % of
                                            2009        Revenue       2008        Revenue      Change     % Change
                                            ----        -------       ----        -------      ------     --------
Income (loss) from continuing operations   $(141)        (4.0)        $149          4.9        $(290)     (194.6)
                                           =====         ====         ====          ===        =====      ======

Loss from continuing operations was $0.1 million for the three months ended February 28, 2009, compared to income from continuing operations of $0.1 million for the three months ended February 29, 2008. The quarter ended February 28, 2009, includes an additional $0.2 in bad debt expense and did not benefit from the $0.3 million reduction in settlement reserves to reflect the actual settlement costs recorded in the quarter ended February 29, 2008.

NINE MONTHS ENDED FEBRUARY 28, 2009, COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2008

REVENUES (in thousands):

                                                        Nine Months Ended
                                         ------------------------------------------------
                                         February 28,     % of     February 29,    % of
                                            2009        Revenue       2008        Revenue      Change     % Change
                                            ----        -------       ----        -------      ------     --------
Project development fees                 $   578          6.3      $   523          5.8        $    55       10.5
Project management fees                    1,473         16.1          376          4.1          1,097      291.8
Facility management fees                   2,240         24.5        2,482         27.3           (242)      (9.8)
Ticket service fees                        2,081         22.8        2,993         32.9           (912)     (30.5)
Advertising sales commissions                493          5.4          629          6.9           (136)     (21.6)
Concession revenue                           412          4.5           --           --            412         NM
License fees - league dues and other       1,407         15.4        1,653         18.2           (246)     (14.9)
License fees - initial and transfer          443          4.9          430          4.7             13        3.0
                                         -------        -----      -------        -----        -------      -----
Gross Revenues                           $ 9,127        100.0      $ 9,086        100.0        $    41        0.5
                                         =======        =====      =======        =====        =======      =====

Total revenues increased 0.5%, to $9.1 million for the nine months ended February 28, 2009. The project management fees increase of $1.1 million and the $0.4 million increase from the new concession revenue source, were offset by declines in other revenue categories.

Project development fees were relatively unchanged at $0.6 million for the nine months ended February 2009. Project development fees in the nine months ended February 28, 2009, include the final development fee installments from the project development agreements with the City of Allen, Texas and the City of Independence, Missouri, signed in 2008, and an installment on the contract with Dodge City, Kansas, signed in 2009. Project development fees in the nine months ended February 29, 2008 related to the project in Wenatchee, Washington.

Project management revenues increased $1.1 million to $1.5 million for the nine months ended February 28, 2009, from $0.4 million in the prior year nine months. Project management fees for the nine months ended February 28, 2009, includes $0.8 million of fees on the project in Independence, Missouri, which began in June 2008 and the project in Allen, Texas, which began in February 2008. Each project is anticipated to have a twenty-month duration. In addition to the projects in Independence, Missouri and Allen, Texas, ICC was also managing the construction project in Wenatchee, Washington until completion in October 2008. Project management fees related to Wenatchee and Allen were $0.4 million higher for the nine months ended February 28, 2009 than the prior year period.

Facility management fees decreased $0.2 million, or 9.8%, to $2.2 million for the nine months ended February 28, 2009, from $2.5 million in the prior year nine months. The cancellation of the management contract with the event center in Youngstown, Ohio, effective September 2007 contributed $0.5 million of the decrease. The $0.5 million year-over-year increase in fees resulting from the opening of the Wenatchee, Washington facility in October 2008, was offset by a $0.7 million decline in fees from management of the Rio Rancho, New Mexico and Prescott Valley, Arizona centers, which were under management in both periods. The facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona, each experienced a decline in the number of events held and a decline in attendance. The Rio Rancho contract terminated in January 2009.

Ticket service fees decreased $0.9 million, or 30.5%, to $2.1 million for the nine months ended February 28, 2009, from $3.0 million for the prior year nine months. This decrease in ticket service fees reflects 1) the $0.4 million reduction in fees due to the discontinuance of services to the facility in Youngstown, Ohio, in the spring of 2008 and 2) decreased sales due to the decline in the number of events held, attendance at events and venues under contract, offset by 3) sales from services to the facility in Wenatchee, Washington which opened in October 2008.

Advertising sales commissions decreased $0.1 million, or 21.6%, to $0.5 million for the nine months ended February 28, 2009, from $0.6 million for the nine months ended February 29, 2008. Contractually obligated income was lower in all facilities under contract throughout both periods as a result of the current unfavorable economic environment. The increase in commissions from the opening of the facility in Wenatchee, Washington in October 2008 offset the decrease in commissions from cancellation of the GEMS contact with the facility in Youngstown, Ohio in October 2007.

Concession revenue was $0.4 million for the nine months ended February 28, 2009. We derive revenue from concession operations at the Wenatchee, Washington facility which opened in October 2008.

License fees - League dues and other, decreased $0.2 million, or 14.9%, to $1.4 million for the nine months ended February 28, 2009, from $1.7 million for the nine months ended February 29, 2008. This decrease is primarily the result of one less team owing League dues for the 2008-2009 season than in the prior year and other teams paying reduced League dues in the 2008-2009 season as result of changes in their license status or terms.

License fees - initial and transfer, were $0.4 million in the nine months ended February 28, 2009, and in the prior year nine months. Since initial and transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

OPERATING COSTS (in thousands):

                                                        Nine Months Ended
                                         ------------------------------------------------
                                         February 28,     % of     February 29,    % of
                                            2009        Revenue       2008        Revenue      Change     % Change
                                            ----        -------       ----        -------      ------     --------
Cost of revenues                          $ 4,337        47.5       $ 4,862         53.5       $  (525)     (10.8)
General and administrative costs            4,897        53.7         6,195         68.2        (1,298)     (21.0)
                                          -------       -----       -------        -----       -------      -----
Total Operating Costs                     $ 9,234       101.2       $11,057        121.7       $(1,823)     (16.5)
                                          =======       =====       =======        =====       =======      =====

Total operating costs decreased by $1.8 million, or 16.5%, to $9.2 million for the nine months ended February 28, 2009, from $11.1 million in the prior year nine months.

Cost of revenues decreased by $0.5 million, or 10.8%, to $4.3 million for the nine months ended February 28, 2009, from $4.9 million for the prior year nine months. This decrease resulted primarily from 1) a $0.6 million decrease in facility management payroll associated with the decline in the number of events held and attendance at facilities in Rio Rancho, New Mexico and Prescott Valley, Arizona, a $0.2 million reduction in ticket service costs, offset by 3) a $0.4 million increase related to concession services. The reduction in facility management payroll associated with the loss of the Youngstown, Ohio contract in the second quarter of fiscal 2008 was offset by the increase in facility management payroll associated with the start of the Wenatchee, Washington contract in the second quarter of fiscal 2009. Ticket service costs declined with the decline in ticket service revenue.

General and administrative expenses decreased $1.3 million, or 21.0%, to $4.9 million for the nine months ended February 28, 2009, from $6.2 million in the prior year nine months. The decrease in general and administrative expenses includes 1) a $1.0 million decrease in legal and settlement costs due to a reduction in legal defense costs with the settlement of several matters since February 29, 2008, 2) a $0.2 million reduction in severance expenses, and 3) a $0.1 million reduction in commission expenses.

LOSS FROM CONTINUING OPERATIONS (in thousands):

                                                        Nine Months Ended
                                         ------------------------------------------------
                                         February 28,     % of     February 29,    % of
                                            2009        Revenue       2008        Revenue      Change     % Change
                                            ----        -------       ----        -------      ------     --------
Loss from continuing operations            $(510)        (5.6)      $(1,816)      (20.0)       $1,306      (71.9)
                                           =====         ====       =======       =====        ======      =====

Loss from continuing operations was $0.5 million for the nine months ended February 28, 2009, compared to a loss from continuing operations of $1.8 million for the nine months ended February 29, 2008. Operating losses improved to a loss of $0.1 million in the nine months ended February 28, 2009, from a loss of $2.0 million in the prior year nine months. The nine months ended February 28, 2009, however, includes $0.3 million of interest expense incurred on the construction note after construction of the Wenatchee, Washington concluded in October 2008. The improvement in operating losses of $1.9 million is primarily attributable to the $1.0 million decrease in legal and settlement costs and the change in revenue mix between years to higher margin revenue streams.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009, we have $1.2 million in cash and cash equivalents, including cash collected for GetTix tickets of approximately $0.4 million for events scheduled to occur in the future.

Our note with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington was paid in full when the Greater Wenatchee Regional Events Center Public Facilities District (PFD) purchased the facility in December 2008. The $52.4 million proceeds from the sale of the events center were distributed as follows: $48.9 million to repay the Marshall construction note in full, $2.2 million for construction vendors and $1.3 million was made available for working capital and general corporate purposes.

On August 1, 2008, we closed a transaction under which we sold substantially all of the assets of Cragar. The assets consisted primarily of intangible property, including trademarks, service marks and domain names. The purchase price was approximately $1.8 million net of transaction-related costs and, as discussed in greater detail below, $1.25 million of the cash initially received was set aside in a restricted account as security for a letter of credit until December 2008, when the letter of credit was surrendered by Marshall. As of February 28, 2009, all of the proceeds have been made available for working capital and general corporate purposes.

Cash used in operating activities in the first nine months of fiscal 2009, was approximately $2.5 million compared to $2.3 million used by operating activities in the first nine months of fiscal 2008. The net loss decrease was offset by additions to accounts receivable and prepaid expenses and reductions in accounts payable offset by increases in accrued liabilities.

Cash provided by investing activities was $30.5 million in the first nine months of fiscal 2009 compared to cash used in investing activities of $17.2 million in first nine months of fiscal 2008. Construction costs for the events center in Wenatchee, Washington increased $23.0 million. The construction costs were funded primarily with a construction loan with Marshall, as reflected as a source of funds in the financing section. In addition, during the first nine months of fiscal 2009, we invested $0.7 million in concession equipment for the Wenatchee, Washington facility. The concession operation began when the facility opened in October 2008. Offsetting the increased construction costs and concession equipment purchases were the $1.8 million proceeds from the disposition of Cragar, net of transaction-related costs, and $52.4 million proceeds from the sale of the Wenatchee events center. We were also required to set aside $1.25 million in a restricted account as security for a letter of credit in the favor of Marshall, which was surrendered in December 2008, when we repaid the Marshall note, and the restricted cash was released.

Cash used in financing activities totaled $27.2 million for the first nine months of fiscal 2009, compared to cash provided by financing activities of $16.2 million in the first nine months of fiscal 2008. During the first nine months of 2009 we received $22.0 million in proceeds from the construction loan with Marshall Financial Group, LLC and then repaid the loan in full with proceeds from the sale of the Wenatchee events center in December 2008.

We have a $1.75 million line of credit that had matured on November 1, 2008, but was amended and now matures October 1, 2009. The line of credit bears interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments. As of February 28, 2009, and through the date of this filing, we have received no cash advances on this credit facility. Effective June 2008, we are required to deposit cash in the amount of any requested cash advances or letter of credit issuances. As amended, the line of credit is available to support up to $1.25 million in letters of credit.

The credit facility has been secured by substantially all of our tangible and intangible assets. In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $1.75 million as of the date of the amendment, November 1, 2008, and an increase in tangible net worth of at least 75% of consolidated net income plus 100% of all increases of equity (including the amount of any stock offering or issuance) on each anniversary after May 31, 2009. We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of February 28, 2009, we were in compliance with these covenants.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan. Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through February 28, 2010. We do not expect to borrow under the line of credit, since any advances will require us to deposit cash in the amount of the requested advance. If we do not comply with contractually obligated financial covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources. We cannot guarantee that we would be able to obtain financing, if needed, on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of February 28, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured at one of the facilities we develop, design or manage. As of February 28, 2009, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations. To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability. There is no assurance, however, that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We were a plaintiff and a counter-defendant in a lawsuit involving a former licensee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds. This suit was filed in Maricopa County Superior Court of Arizona on

November 7, 2006. Our claim was for approximately $0.1 million in unpaid license and assessment fees owed by Blue Line, plus our attorneys' fees. Blue Line's counterclaim alleged that WPHL fraudulently induced Blue Line's principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that WPHL made fraudulent representations to induce Blue Line into signing the license agreement. Blue Line sought rescission of the license agreement, $0.5 million of lease payments, reimbursement of its franchise fee, and reimbursement of travel expenses for the 2005-2006 season. We settled the matter in the third quarter of fiscal year 2009.

We were a defendant in a lawsuit filed by Nustadia Developments Inc. and PBK Architects. The suit arose out of certain contracts between us and the plaintiffs, pursuant to which we agreed to use architectural design and development management services of the plaintiffs with respect to certain arena development projects. The suit sought direct damages of $4.5 million and other unspecified damages for alleged breach of contract, tortious interference with business expectancy, and breach of implied covenant of good faith and fair dealing. This suit was filed in December 2005, in the Maricopa County Superior Court of Arizona. We settled the matter in the third quarter of fiscal year 2008 and the case was dismissed in fiscal 2009.

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

                              Global Entertainment Corporation
                                        (Registrant)


April 14, 2009                By /s/ Richard Kozuback
                                 -----------------------------------------------
                                 Richard Kozuback
                                 President & Chief Executive Officer


April 14, 2009                By /s/ James Yeager
                                 -----------------------------------------------
                                 James Yeager
                                 Senior Vice President & Chief Financial Officer

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