Form 10-K
period 2009-05-31
GLOBAL ENTERTAINMENT CORP
filed 2009-08-28
CIK 885780

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number  000-50643

GLOBAL ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-0933274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 N Desert Drive, Suite 301, Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (480) 994-0772

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer at November 30, 2008, was $2,435,118.

At August 24, 2009, 6,633,112  shares of Global Entertainment Corporation common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement to be filed with the Commission for the annual meeting of stockholders to be held October 15, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOBAL ENTERTAINMENT CORPORATION
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Global Entertainment Corporation that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Global Entertainment Corporation’s management.  Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative or correlations thereof or comparable terminology, are intended to identify such forward-looking statements.  These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to revise or update publicly any forward-looking statements.

PART I.
ITEM 1.  BUSINESS.

Overview

Global Entertainment Corporation (referred to in this annual report as “we,” “us,” “Global” or “GEC”) is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing.  We are primarily focused on projects located in mid-size communities.

We were organized as a Nevada corporation in August 1998, under the name Global II, Inc.  In April 2000, Global II acquired all of the outstanding shares of Western Professional Hockey League, Inc. (WPHL) from WPHL Holdings, Inc., a British Columbia, Canada corporation.  Contemporaneously with the acquisition of WPHL, we changed our name to Global Entertainment Corporation.

Our current operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing, Encore Facility Management and GEC Food Service, LLC.

Pursuant to a joint operating agreement between us and Central Hockey League Inc. (CHL, Inc.), WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the League), which currently consists of seventeen (17) teams (fifteen (15) expected to play in the 2009-2010 season) located in mid-market communities throughout the Central, Western and Southern regions of the United States.

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

Global Entertainment Marketing Systems, Inc. (GEMS), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, premium seat license sales, and facility sponsorship agreements.

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose events centers developed by GPI, existing League licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators.  GetTix provides a full ticketing solution by way of box office, outlet, phone, internet and print-at-home service that utilizes distribution outlets in each market.  GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

Encore Facility Management (Encore) provides a full complement of multipurpose events center operational services.  These services include providing administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage.  Encore is currently involved with facility management of multipurpose events centers developed by GPI.  Facility management operations are conducted under separate limited liability companies.

GEC Food Service, LLC (formerly Global Food Service, LLC) (Food Service) formed in fiscal 2009 and manages facility food service operations.

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.). for approximately $1.8 million in cash, net of $0.1 million in transaction costs.  The assets consisted primarily of intangible property, including trademarks, service marks and domain names.

Businesses and Markets

The Minor Professional Hockey League Business

A central component of our business is the operation of the League.  We believe that the League offers a unique entertainment alternative that is not typically available to individuals living in our targeted mid-sized communities in the United States, and that the affordable nature of tickets, refreshments, and merchandise at League events allows access to families and individuals at all levels of income.  The introduction of a team in these mid-sized communities offers several potential benefits to licensees, including:

•	marketing and sponsorship opportunities through the League’s diverse fan base;
•	increased revenue through sales of team-licensed products and;
•	opportunities to network with surrounding communities and to create team rivalries.

The introduction of a League team also offers several potential benefits to the mid-sized community in which each team is located, including:

•
increased tax revenue through direct ticket, refreshment and licensing sales at professional minor league hockey games and other events as well as indirect increases in sales at restaurants, stores and hotels surrounding the arena in which the team plays;

•	increased job opportunities for community citizens working for the team or arena as well as surrounding businesses; and
•	enhanced development of property located near the multipurpose event facility.

WPHL operates the League.  During the 2009-2010 season we expect that the League will consist of seventeen (17) teams (two (2) dormant and fifteen (15) participating in the 2009-2010 season) located primarily in mid-sized communities throughout the Central, Western and Southern regions of the United States.  WPHL licenses fourteen (14) of the teams.  The remaining three (3) teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.  Pursuant to a joint operating agreement with CHL, Inc., WPHL jointly manages and operates the League under the “Central Hockey League” name.  WPHL also provides ongoing support and assistance to teams in accounting, ticket sales, marketing, hockey operations, development, and media services.  WPHL provides operational manuals for each team to utilize as a guide and point of reference.  In addition, yearly League conferences are held to provide team owners and their staff an opportunity to meet with other owners and their staff and discuss operational concerns.  Operations are governed by an oversight board.

We do not operate or manage any teams outside of the joint operating agreement with CHL, Inc.  Pursuant to the joint operating agreement WPHL and CHL, Inc. each now have a right of first refusal to purchase the other’s interests if a bona-fide third party offer to purchase the entire interest is received.

The fifteen (15) League teams expected to play during the 2009-2010 season, are divided into two divisions: Southern and Northern, as follows:

Northern	Southern
Bossier-Shreveport Mudbugs (Bossier City, LA)	Corpus Christi IceRays (Corpus Christi, TX)
Memphis RiverKings (Southaven, MS)	Laredo Bucks (Laredo, TX)
Missouri Mavericks (Independence, MO)	Rio Grande Valley Killer Bees (Hidalgo, TX)
Tulsa Oilers (Tulsa, OK)	Texas Brahmas (North Richland Hills, TX)
Colorado Eagles (Windsor, CO)	Odessa Jackalopes (Odessa, TX)
Rapid City Rush (Rapid City, SD)	Amarillo Gorillas (Amarillo, TX)
Wichita Thunder (Wichita, KS)	Arizona Sundogs (Prescott Valley, AZ)
Allen Americans (Allen, TX)

The Austin Ice Bats and Rocky Mountain Rage will not participate in the 2009-2010 season but retain their active status in the League.  The schedule is subject to change.

Licensee Selection. WPHL has not established a fixed set of prerequisites that a prospective licensee must meet in order to be awarded a license.  Instead, WPHL recruits licensee candidates based on a variety of factors such as prior business experience, financial strength and integrity, and probable ability to successfully operate a sports-oriented organization.

License Location Selection. WPHL seeks to grant licenses in communities capable of sustaining and expanding a professional sports organization without saturating an existing market or penetrating a market that is already serviced by another hockey league.  WPHL markets the availability of its licensing opportunities primarily through individual association and brand identity.  License locations are determined by considering the following factors, among others.

•
Proximity to Existing Licenses. WPHL seeks to grant licenses sufficiently close to existing teams to reduce travel expenses incurred by each team, but sufficiently far away from existing teams to allow each team to have ample fan support.

•
Arena Availability. Because an arena is essential to a licensee’s operations, WPHL investigates the availability of an existing arena and assists in negotiating the arena lease.  If no arena is available, WPHL, through its affiliates ICC and GPI, works with the prospective licensee and the municipality to provide a multipurpose arena.

•
Market and Demographic Data. WPHL performs a detailed review of a prospective market’s demographics, including the number of households, average income per household, median income, prevailing wage data, and additional general market data, to determine the suitability of the market for a license.

•
Existing Competition. WPHL seeks to grant licenses where the new licensees do not have direct competition with other hockey teams or other major sports licensees.  We believe the absence of direct competition in a market allows a team to more easily develop fan support.

Historical League Attendance and Ticket Revenue. The following table reflects attendance at League events and League ticket revenues per season (unaudited).

	Number of Home Games	Number of Teams Playing	Attendence				Ticket Revenue (millions)
Season			Regular Season	Playoffs	Total	Per Game Average
2008-2009	32	16	1,949,906	146,396	2,096,302	3,770	$19.02
2007-2008	32	17	2,164,657	149,293	2,313,950	3,942	$21.70
2006-2007	32	17	2,387,286	318,257	2,705,543	4,350	$25.49
2005-2006	32	15	2,238,408	185,805	2,424,213	4,671	$18.42
2004-2005	30	17	2,284,057	179,130	2,463,187	4,487	$16.99
2003-2004	32	17	2,448,584	168,894	2,617,478	4,521	$18.01
2002-2003	32	16	2,253,489	134,335	2,387,824	4,381	$13.78
2001-2002	32	16	2,183,197	152,455	2,335,652	4,270	$13.47

License Agreements.  WPHL has entered into separate license agreements with fourteen (14) of the seventeen (17) teams.  Under the license agreements, if conditions are met, WPHL grants license rights for a 10-year term for a designated area, which may be renewed by the licensee.  The licensee agrees to pay fees to WPHL and WPHL agrees to provide various services, including services relating to accounting, ticket sales, marketing, hockey operations, media, contracting and negotiating, rulemaking, administrative and training, and conferences.  In addition, WPHL and each team have continuing rights and obligations, with respect to record keeping, the team’s arena, participation in WPHL management, intellectual property, confidentiality, maintenance of insurance and indemnification, among others.  The remaining three (3) teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

Initial License Fees and Costs.  The current initial license fee is $1,250,000.  Due to a variety of factors, management believes that the value of a WPHL license has increased and WPHL has increased initial license fees to maintain a consistent level of quality support for new Licensees.

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

•
Advertising Fees.  Advertising fees are 3% of gross team revenues.  Fees received from each licensee are pooled together to form an advertising fund used for league promotion.  In addition to the monthly advertising fees, each licensee is required to spend a minimum of 1% of revenue on local marketing and promotion.  WPHL has the discretion not to collect the advertising fees and to date has chosen not to collect advertising fees from its licensees, although it retains the right to do so.

•
Transfer Fees. In the event of a transfer of a license, a transfer fee in the amount of the greater of $100,000 or 25% of the then-current initial license fee is payable to WPHL.  The transfer fee is implemented to cover WPHL’s administrative and other expenses in connection with the transfer.  In addition to the transfer fee, the new licensee must complete any training programs in effect for current licensees.  All expenses associated with training must be paid by the licensee.

•
Audit Fees. At any time, WPHL may conduct an audit of the books and records of its licensees. If the audit discloses an understatement of any of the aforementioned fees of 3% or more, the licensee is required to pay the understated amount, the out of pocket expenses (including accountants’ and attorneys’ fees) incurred by WPHL, and any other fees relating to the audit.

•
Renewal Fees.  WPHL license agreements have a duration of ten years.  To continue a license at the end of this period for an additional ten-year term, licensees are required to pay a renewal fee equal to the greater of the original initial license fee paid, or 25% of the then-current initial license fee.

Team Services.  The League provides the following services to teams:

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

•
Marketing. Name recognition and team promotion is essential to the development and success of League teams.  WPHL assists each team with corporate sales and marketing, league licensing and merchandising, sponsorship recruitment and game night entertainment packages.  WPHL provides marketing manuals, operational guideline handbooks, and design concepts for the creation of uniforms and team logos.

•
Hockey Operations. WPHL assists each team in the selection of skilled hockey players, as well as the retention and training of hockey coaches, trainers, and equipment managers.  WPHL provides each team with a player personnel manual, which contains information collected from a WPHL scout, including player’s evaluations and statistics from several leagues throughout North America.  WPHL collects and distributes information concerning hockey operations guidelines and regulations, and provides an officiating staff for all preseason, regular season, and playoff season games.  WPHL hires, trains, schedules and supervises all facets of game officiating, including the employment of in excess of 90 full and part-time officials.  WPHL also works with team facilities managers to discuss each team’s issues, if any, related to facilities management.

•
Media. WPHL assists teams in developing public awareness through a variety of methods.  WPHL coordinates all local and national press information, as it relates to the League; maintains an Internet website and assists teams in the development of their individual sites; develops schedules for all preseason, regular season, and playoff games; and responds to media and fan inquiries.

•
Contracting and Negotiating. WPHL provides teams with services such as ice equipment supply, food and beverage service contracts and arena lease negotiations.  WPHL also assists teams with United States immigration policies to the extent that such policies pertain to the retention of hockey players.

•
Rulemaking and Administrative.  WPHL personnel may attend the preseason training camps of teams, during which time they meet with coaches and players to review rule changes, the established substance abuse policy and hockey-related issues.  WPHL personnel also attend the All-Star game held in January and selected regular season and playoff games.  WPHL also provides training programs for goal judges, timekeepers and other officials.

•	Training and Conferences. WPHL provides the following training and conferences to League teams
o
Initial Training. WPHL’s executive management team provides each newly established licensee with a two-day initial training program.  WPHL hosts the training seminars at their Tempe, Arizona headquarters for the team’s chief operating officer and up to three managerial employees.  The fifteen-hour training schedule includes topics such as ticketing and sales, marketing, promotions, public relations, player and personnel issues, and merchandising and licensing.  WPHL does not incur any out-of-pocket expenses for the trainees in connection with the training program, as all transportation costs, living expenses and wages are the team’s responsibility.

o
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

Player and Personnel Matters. The quality and success of the players associated with each license are of significant importance to the continued viability of the League.  The following is a list of the significant factors relating to the League’s involvement with the players:

•
Union. League players, employed by our licensees, were not collectively represented by a players’ union until March 2008, when players voted to institute the Professional Hockey Players Association (PHPA) into the league.  Going forward, League players, like players from other comparable minor professional hockey leagues and the National Hockey League, will be represented by the PHPA.

•
Recruitment. Teams recruit hockey players through a variety of means.  Players predominantly come from the Canadian, American, and European junior leagues, other professional leagues, and the collegiate circuit.  The League offers recruiting assistance to teams by providing a scouting network, which annually produces a compilation of scouting reports on players they have observed, which is distributed to team coaches to review.

•
Salary and Player Caps. The League salary cap, negotiated by the PHPA, for the 2008-2009 season per team was $10,450 per week.  For the 2008-2009 season, rookies were guaranteed to be paid no less than $335 per week, and all others were guaranteed to be paid no less than $375 per week.  Player bonuses are subject to the approval of the League at time of player contract submission.  Additionally, no team may have more than 19 players on its payroll, excluding players on injured reserve or five-game contracts.

Joint Operating Agreement

Pursuant to a joint operating agreement dated July 2001, CHL, Inc., which was the operator of the Central Hockey League, and WPHL, which was the operator of the Western Professional Hockey League, agreed to operate the leagues jointly under the trade name “Central Hockey League” (as the League).  The joint operating agreement, as modified in June 2008, provides that operations are to be governed by an oversight board consisting of five members, two of whom are designated by CHL, Inc., two of whom are designated by WPHL, and one of whom is designated jointly.  Despite this agreement, each of WPHL and CHL, Inc. remain separate and distinct legal entities and maintain separate books and records, and are solely responsible for their own obligations.  We own no interest in CHL, Inc.  WPHL, our wholly-owned subsidiary, performs all operating functions of the League.  Revenues from League assessment fees and corporate sponsorships are included in our consolidated revenue and League operating costs are included in our cost of revenues and general and administrative costs.

Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations.  Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league that operated during the year.  If expenses exceed operating revenue in any given period, losses are allocated to WPHL and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs.  Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

The joint operating agreement also provides that ICC will have the sole and exclusive right to construct arena facilities for participation in the leagues during the term of the agreement.

The joint operating agreement, as modified in June 2008, requires the leagues to operate jointly as the League through May 30, 2021.  WPHL and CHL, Inc. each have a right of first refusal to purchase the other’s interests if a bona-fide third party offer to purchase the entire interest is received.

Multipurpose Events Center Development Business

Our multipurpose events center development business is operated through our subsidiary entities, GPI and ICC, which provide development and design services and manage the construction of multipurpose sports and entertainment arenas. These arenas have an average seating capacity of 6,500 and are typically constructed in mid-market communities.

We use a partnership approach with municipalities to provide a comprehensive set of services to manage all facets of the overall center construction process.  For these services, service fees are charged and expenses are reimbursed in the performance of such duties.  There are typically three distinct phases:

•
Business Plan Development - GPI project coordinators perform market research with outside consulting assistance, prepare an initial budget for operation of a facility, and present the data to the owner;

•	Design - ICC project managers finalize conceptual drawings and renderings in order to bring the design to completion; and
•	Construction Management - ICC manages all phases of actual construction from ground breaking to delivery.

As the municipality’s partners, we:

•	Create a business model that forecasts realistic outcomes thereby facilitating the development of a properly structured financing plan;
•	Create working alliances between nationally recognized design professionals and architects;
•	Lead the design and construction process for building premier events facilities while maintaining sound cost controls; and
•	Focus on obtaining involvement from local engineers, contractors and subcontractors to form a solid development team that fosters local pride and enthusiasm.

We have developed or managed or currently are developing or managing the following multipurpose arena projects:

Dodge City, Kansas and the County of Ford County, Kansas: We provided development services and are currently performing project management services for a 4,200 seat multi-purpose events center for the City of Dodge City, Kansas and the County of Ford County, Kansas.

Independence, Missouri: We provided development services and are currently managing construction of a multi-purpose events center for the City of Independence, Missouri.  Encore will manage the building operations.  GEMS will handle all sales and marketing services.  GetTix will provide exclusive ticketing services for all events.  The facility is slated to have approximately 5,800 fixed seats and an additional second ice surface that will provide a youth hockey and skating facility for the community.  The facility has a scheduled opening in fall 2009 and will also be home to the Missouri Mavericks, a League team that will serve as the primary tenant.

Allen, Texas: We provided development services and are currently managing construction of an events center in Allen, Texas.  This facility is a 4,300 seat facility.  The facility is scheduled to open in the fall of 2009.  The Allen Americans, a League team will serve as the primary tenant.  Encore will manage the facility; GetTix will provide ticketing services, and GEMS will provide sales and marketing services.

Wenatchee, Washington: We developed a 4,300 seat facility located in Wenatchee, Washington which opened in the fall of 2008.  We sold the facility in December 2008.  Encore will manage the facility; GetTix will provide ticketing services, and GEMS will provide sales and marketing services until late summer of 2009.

Rio Rancho, New Mexico: We managed construction of a facility located in Rio Rancho, New Mexico which opened in fiscal 2007.  The events center is a 6,500-8,000 seat facility and serves as a major component of the City of Rio Rancho’s new master planned downtown.  The New Mexico Scorpions, a former League team, served as the major tenant.

Prescott Valley, Arizona: We managed construction of Tim’s Toyota Center located in Prescott Valley, Arizona which opened in fiscal 2007.  This facility is a 5,000-6,200 seat arena and is a major component of a 40 acre retail and entertainment district.  A League hockey team, the Arizona Sundogs, serves as the major tenant.  Encore manages the facility, GetTix provides ticketing services, and GEMS provides sales and marketing services.

Broomfield, Colorado: In fiscal year 2007, we completed project management duties under a sub-contract with Icon Venue Group for a 6,000 seat center in Broomfield, Colorado.  A dormant League hockey team, the Rocky Mountain Rage, served as the major tenant.

Youngstown, Ohio: We managed construction of a center located in Youngstown, Ohio, which opened in fiscal 2006. The center is a 6,500 to 8,500-seat facility serving Youngstown, Ohio and surrounding communities.

Larimer County, Colorado: In fiscal year 2004, we completed our duties as the project manager with respect to an events center located in Larimer County, Colorado.  Eventually this complex will consist of 12 agricultural facilities that are anchored by the 6,000-seat multipurpose events center.  Since opening, this events center has been home to the League team, the Colorado Eagles.

Hidalgo, Texas: We oversaw the construction of a multipurpose events center in the City of Hidalgo, Texas.  This facility opened in fiscal 2003 and is home to the League team, Rio Grande Valley Killer Bees.

Facility and Venue Management Business

Our facility management business is operated through our subsidiary, Encore, which was formed as a single source management entity to provide a full complement of operational services.  These services include providing administrative oversight in the areas of facility/property management, event bookings, and food and beverage.  Encore is currently involved with facility management of multipurpose events centers for which ICC provided construction management services.  Facility management operations are conducted under separate limited liability companies.

Marketing and Licensing Business

Our marketing and licensing business is operated through our subsidiary, GEMS, which was formed for the purpose of promoting, marketing, and selling various revenue streams created by the development and operation of multipurpose arenas in mid-sized communities throughout the United States.  GEMS contracts to sell a variety of services, including facility naming rights, facility sponsorship agreements, luxury suite sales, and premium seat license sales.  We believe that corporate sales and licensing will enable teams to keep ticket prices affordable and thereby increase their fan bases while simultaneously increasing total revenue.

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

Our wholly-owned subsidiaries operating in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing represent a “one-stop-shop” for all development and post development activities related to multipurpose event facilities.

Each subsidiary has been structured to operate independently with third party customers as well as its sister companies, thereby allowing each subsidiary the ability to independently promote itself and the businesses of its sister companies.  By way of example, GetTix may provide ticketing services for a multipurpose events center, managed by Encore, and maintain a ticketing relationship with an independent third party venue.  In addition, Encore may manage an events center for which GPI provided development services and/or ICC managed construction, but may also contract to manage an independent third party venue with a ticketing contract with GetTix.  These forms of cross revenue generation occur throughout our various businesses and have been designed to increase revenues as each individual business expands.

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

Competition

We seek to compete in our core historical sports-related business activities by focusing primarily on mid-sized communities in the Central, Western and Southern regions of the United States, including Alabama, Arizona, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas.  Given the demographics of these communities, major professional sports licenses and other major entertainment providers typically do not play or perform in these communities.  As a result, we believe there is significant demand for reasonably priced professional sporting events and other entertainment offerings that are not typically available to citizens of these communities.  By establishing a League team in these mid-sized communities, and possibly facilitating the development, construction and operation of a multipurpose events center, we intend to provide reasonably priced professional sports and other entertainment options to these typically under-served markets, and create additional marketing and licensing business opportunities for our other business lines.

Minor Professional Hockey League Business. The League principally competes as one of four minor professional hockey leagues in operation in the United States (AA and AAA).  Head-to-head competition has not typically occurred between the existing leagues, as each league is located in a different geographic region of the United States.  However, with recent expansion efforts, these boundaries are beginning to become less defined and leagues are encroaching upon each other’s markets, creating heightened competition.  The ECHL (formerly the East Coast Hockey League) operates predominantly along the Eastern and Western United States coasts.  The American Hockey League (AHL) is the true farm system for the National Hockey League (NHL) and operates across the continental United States and Canada without regional or geographical boundaries.  The International Hockey League (formerly known as the United Hockey League) operates in the North Central United States.  Finally, the League operates within the Central and Western regions of the United States.  Because established licensees currently serve specific geographical areas, we foresee limited competition from other hockey leagues penetrating our existing markets; however, AHL teams have entered AA markets in the past and may attempt to do so in the future.  Competitors attempting to enter the market would encounter brand identity obstacles, over-saturated markets, and difficulties in obtaining venues available for play.

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

Events Center Development and Construction Business. GPI and ICC compete primarily against larger development and construction management firms, including International Facilities Groups, AEG and Global Spectrum.

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

Intellectual Property

We own trademarks for Global Entertainment and design and “Grades for Blades”.  There can be no assurance that our intellectual property rights will preclude competitors from designing competitive products, that the proprietary information or confidentiality agreements with our licensing partners and others will not be breached or infringed, that we would have adequate remedies for any breach or infringement, or that our trade secrets will not otherwise become known to or independently developed by competitors.  Furthermore, although there are controls within the licensing agreements, there is no assurance that actions taken by others will not lead to a decrease in the value of our intellectual property.

Employees

As of May 31, 2009, we had 72 full-time employees and 118 part-time employees.  During the year ended May 31, 2009, we employed an average of 77 full time employees and 188 part time employees.  Employment peaks in the winter months.  Management believes that the relationship with our employees is good.  None of our employees are represented by a labor union.  League players are employees of our licensees.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning in January 2008.  This lease is renewable for an additional sixty-month period.  We also lease 461 square feet of office space to support our ticketing operations in Austin, Texas on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured at one of the facilities we develop, design or manage.  As of May 31, 2009, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations.  To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability.  There is no assurance, however, that our insurance coverage will adequately cover all liabilities to which we may be exposed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Beginning April 30, 2009, our common stock is quoted on the OTC Bulletin Board under the symbol “GNTP”.  Prior to April 30, 2009, our common stock traded on NYSE Amex under the symbol “GEE”.  As of August 24, 2009, there were approximately 700 record and beneficial owners of our common stock.

The following schedule contains the high and low closing sales prices of our common stock, as reported by the NYSE Amex through April 29, 2009, and high and low bid prices of our common stock as quoted on the OTC Bulletin Board beginning April 30, 2009.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

June 1, 2007 -	September 1, 2007 -	December 1, 2007 -	March 1, 2007 -
August 31, 2007	November 30, 2007	February 29, 2008	May 31, 2008
$4.64 - $4.98	$3.70 - $4.65	$1.18 - $3.70	$0.83 - $1.90

June 1, 2008 -	September 1, 2008 -	December 1, 2008 -	March 1, 2008 -
August 31, 2008	November 30, 2008	February 28, 2009	May 31, 2009
$0.98 - $1.90	$0.65- $1.55	$0.42 - $1.08	$0.55 - $1.10

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  In addition, our bank credit facility restricts our ability to pay dividends.  Our current policy is to retain any earnings to finance operations and expand our business.

The following table contains information related to the status of our equity compensation plans as of May 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)		(c)

Equity compensation plans
approved by security holders	321,400	(1)	$4.59	(2)	575,749	(3)

Equity compensation plans not
approved by security holders	107,900	(4)	7.10		—

Total	429,300		$5.22		575,749

(1)	Includes 295,500 shares issuable upon the exercise of stock options and 25,900 shares issuable upon vesting of restricted stock.
(2)	The shares issuable upon exercise of stock options have a weighted average exercise price of $5.00 per share. Restricted stock shares have no exercise price.
(3)	Includes 302,649 shares available for issuance under our 2000 Long-Term Incentive Plan and 273,100 shares available for issuance under our 2007 Long-Term Incentive Plan.
(4)
Includes 107,900 shares issuable upon exercise of warrants issued to placement agents in connection with an April 7, 2006, private placement.  The private placement resulted in the sale of 1,079,000 shares of common stock and the issuance of warrants to the purchasers for 107,900 shares of common stock at an exercise price of $7.10 per share.  The 107,900 warrants issued to purchasers in the private placement are not included in the table.  On April 28, 2006, we filed a registration statement on Form S-3 (Commission File No. 333-133633), subsequently amended on May 8, 2006, covering resales of the common stock issued in the private placement and issuable upon exercise of the warrants.  The registration statement went effective on June 23, 2006.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors affecting our financial condition, changes in financial condition, and results of operations during the last two fiscal years.

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Actual results may differ from these estimates.

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

•
License Fees. License fees include initial acquisition fees, transfer fees and annual assessments.  Initial license fees represent amounts received from League licensees to acquire a hockey license.  Transfer license fees represent the amounts received upon the transfer of ownership of an existing license.  We recognize initial fees and transfer fees when we have met all of our significant obligations under the terms of the license agreement.  Each arrangement is unique; however, under the standard license agreement, we are generally responsible for assisting the licensee with facility lease contract negotiations (if a lease has not yet been secured) and staffing advisements.  These generally occur at, or before, the time the licensee acquires a license.  Pursuant to the terms of the joint operating agreement each team in the League pays annual assessment fees of $75 thousand, plus $15 thousand per annum for officiating costs.  In addition, the teams from WPHL pay an extra $10 thousand annually to cover our costs.  The fees are recognized ratably over the year in proportion to the expenses expected to be incurred.

•
Advertising Sales Commissions. GEMS sells certain contractual rights including facility naming rights, luxury suites, premium seats, and facility sponsorship agreements.  GEMS receives a commission, calculated as a percentage of the contract, payable when the facility collects the cash from the underlying agreement.  GEMS commissions are recognized when the underlying contracts are executed, and collectability is reasonably assured.

•
Project Management Fees. ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction of municipal venues.  This revenue is recognized ratably over the duration of the contracts.  Project management fees also include amounts we billed relating to furniture, fixtures and equipment, architectural fees, and other amounts we incurred on behalf of municipalities.  The related revenue and expense for these amounts are recognized in the period incurred.  Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs.  As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.  Project management revenues are recorded based on the gross amounts billed to a customer in accordance with the rules for reporting revenue gross as a principal versus net as an agent.

•
Project Development Fees. Project development fees are fees GPI earns for services such as feasibility studies, cost analyses, vendor identification and contract negotiation support provided prior to groundbreaking.  Project development fees are recognized when there is a written agreement in place, services have been rendered and the related deliverables have been accepted by the municipality, the fee is fixed and determinable, and collectability is reasonably assured.  Project development services are typically provided to municipalities in two phases.

Phase One deliverables typically consist of the following:

•	a business plan for the facility,
•	initial designs, floor plans and preliminary engineering drawings,
•	initial cost analyses, including start up and annual operational costs,
•	a time line for development and
•	acceptance of site location.

Once the Phase One deliverables have been completed, a municipality typically has a certain period of time to confirm their desire to proceed and then will enter into a development agreement.  The Phase One fee is generally due at that time, often contingent on the municipality having in place a special funding district, such as a community improvement district, to fund the project.

We refer to the period between when the development agreement is signed and groundbreaking as Phase Two.  Phase Two typically lasts four to five months.  The primary Phase Two deliverables typically consist of the following, done in consultation with the municipality:

•	architect selection and contract finalization,
•	engineer selection and contract finalization,
•	general contractor selection and contract finalization,
•	obtaining approval of construction management plan,
•	obtaining approval of guaranteed maximum price of construction from municipality oversight boards, as applicable and
•	facilitate ground breaking.

The Phase Two price is fixed by contract and tied to deliverables.  These fees are recognized as deliverables are accepted by the municipality, typically at or prior to ground breaking, if a project moves to construction.  At or prior to groundbreaking, the development fee earnings process has culminated.  We have no further obligations with regard to development services and deliverables and the fees are not refundable.

•
Facility Management Fees. Encore earns fees for managing the operations of various municipal venues.  These activities include developing operating procedures and manuals, hiring all staff, supporting sales and marketing, location maintenance, food service coordination, preparing annual budgets, and securing and promoting events.  Revenues from facility management services are recognized as services are rendered and consist of contract fees, which reflect the total price of such services.  The payroll costs related to employees working at the facilities are included in cost of revenues.

•
Ticket Service Fees. GetTix is a ticketing agent with various venues, theaters, events centers, and private entities requiring services to fulfill orders to ticketed events.  Revenues are generated from the fees charged for processing ticket orders.  These revenues are recognized upon completion of the sale.  Ticketing revenues are recorded based on the net fees retained by GetTix in accordance with the rules for reporting revenue gross as a principal versus net as an agent.

Allowance for Doubtful Accounts. We provide for potential uncollectible trade and miscellaneous receivables based on specific credit information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased delinquencies.

Impairment of Goodwill. Our goodwill assets totaled $519 thousand as of May 31, 2009, and relate to costs in excess of identifiable assets in the acquisition of ICC.  Goodwill is tested for impairment annually and when impairment indicators arise.  For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any.  We use a present value technique to measure reporting unit fair value.  If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount.  If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

Arena Guarantees. We have entered into various contracts with facilities which guarantee certain economic performance standards.  In the event these economic performance standards are not reached, we are liable for the difference between the actual performance and the guaranteed performance.  We estimate and accrue an obligation for an estimate of our potential liability under these guarantees, taking into consideration our experience with similar facilities, the economic environment and other factors.  It is often not possible to estimate a potential liability under these guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each agreement.  If economic conditions, or other facts and circumstances were to change, this could cause an increase in our potential liability and a charge to earnings.

Deferred Tax Asset. We account for deferred income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. We record a valuation allowance to reduce deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax asset that more likely than not will be realized.  The ultimate realization of the deferred tax asset is dependent upon the utilization of net operating loss carry-forwards, as well as existing corporate income tax rates. Changes in these facts and circumstances could affect the carrying value of the deferred tax asset.

Joint Operating Agreement. We have entered into a joint operating agreement with CHL, Inc.  Under the terms of the joint operating agreement, WPHL handles all operating functions of the League.  We consolidate League operations and CHL, Inc.’s portion of operations is recorded as minority interests.  Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations.  Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league that operated during the year.  If expenses exceed operating revenue in any given period, losses are allocated to WPHL and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs.  Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.  The allocation of expenses and division of net income (loss) from hockey operations involves some degree of estimation.  Changes in these estimates could affect the allocation of profit or loss under the terms of the joint operating agreement.

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

Year Ended May 31, 2009, Compared to Year Ended May 31, 2008

During fiscal 2008 we decided to divest of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.).  As a result, its operations have been classified as loss from discontinued operations in the consolidated statements of operations for all periods presented.  Revenues and operating costs in the consolidated statements of operations now exclude all accounts of Our Old Car Company.

Revenues (in thousands):

	2009	% of Revenue	2008	% of Revenue	Change	% Change

Project development fees	$703	5.3	$769	6.2	$(66)	(8.6)
Project management fees	1,908	14.5	913	7.3	995	109.0
Facility management fees	3,191	24.2	3,279	26.4	(88)	(2.7)
Ticket service fees	2,783	21.1	4,170	33.5	(1,387)	(33.3)
Food service revenue	677	5.1	—	—	677	NM
Advertising sales commissions	454	3.4	767	6.2	(313)	(40.8)
License fees - league dues and other	1,745	13.2	1,923	15.5	(178)	(9.3)
License fees - initial and transfer	1,577	12.0	371	3.0	1,206	325.1
Other revenue	141	1.1	245	2.0	(104)	(42.4)
Total Revenues	$13,179	100.0	$12,437	100.0	$742	6.0

Total revenues increased 6.0%, or $0.7 million, to $13.2 million for fiscal 2009.  License fees - initial and transfer, a non-routine revenue source, contributed $1.2 million to the increase.

Project development fees were relatively unchanged at $0.7 million for fiscal 2009.  Project development fees in fiscal 2009 include the final development fee installments from the agreements with the cities of Allen, Texas and Independence, Missouri, signed in 2008, and development fee installments on the contract with Dodge City, Kansas, signed in 2009.  Project development fees in fiscal 2008 related primarily to the projects in the cities of Allen, Texas, Independence, Missouri and Wenatchee, Washington.

Project management fees increased $1.0 million to $1.9 million for fiscal 2009, from $0.9 million in the prior fiscal year.  Project management fees for fiscal 2009 include $1.0 million of additional fees, above those for fiscal 2008, on the projects in Independence, Missouri, and Allen, Texas.  Groundbreaking on each of those projects was in fiscal 2009 and construction of each project is expected to end late in the fall of 2009.  In addition to the projects in Independence, Missouri and Allen, Texas, we also managed the construction project in Wenatchee, Washington until completion in October 2008.  Project management fees on the Wenatchee project for fiscal 2009 were comparable to those in fiscal 2008.

Facility management fees decreased $0.1 million, or 2.7%, to $3.2 million for fiscal 2009, from $3.3 million in the prior fiscal year.  Our facility management contract with the events center in Rio Rancho, New Mexico was cancelled effective January 2009, and the contract with the events center in Youngstown, Ohio was cancelled effective September 2007.  Encore Facility Management revenues were $1.6 million lower in fiscal 2009 than in fiscal 2008 for these two facilities as a result of the cancellations.  The decrease in revenues from cancelled contracts was offset by a $1.6 million year-over year increase in revenues from the Wenatchee, Washington facility, opened in October 2008, the Prescott Valley, Arizona facility, operating in both years, the Allen, Texas project, begun in fiscal 2009, and the Independence, Missouri project, begun in fiscal 2009.  We derived revenue from preopening activities in Allen and Independence although the facilities in those cities are expected to open in late fall of 2009.  Our facility management agreement to manage the Wenatchee, Washington facility was cancelled in the summer of 2009.

Ticket service fees decreased $1.4 million, or 33.3%, to $2.8 million in fiscal 2009, from $4.2 million for the prior fiscal year.  This decrease in ticket service fees reflects 1) the $0.7 million reduction in fees from the facilities in Rio Rancho, New Mexico and Youngstown, Ohio, due to the discontinuance of services to those facilities and 2) decreased sales due to the decline in the number of events held, attendance at events and venues under contract, offset by 3) sales from services to the facility in Wenatchee, Washington which opened in October 2008.

Food service revenue of $0.7 million for fiscal 2009 was entirely derived from sales in the Wenatchee, Washington facility which opened in October 2008.  Those revenues will cease in the summer of 2009 in connection with cancellation of our facility management agreement for the facility.  We intend to seek additional food service contracts.

Advertising sales commissions decreased $0.3 million, or 40.8%, to $0.5 million for fiscal 2009, from $0.8 million for fiscal 2008.  Lower commissions were generated from all facilities under contract throughout both periods as a result of the current unfavorable economic environment.  The increase in commissions from the opening of the facility in Wenatchee, Washington in October 2008 was less than $0.1 million, and insufficient to offset the decreases in commissions from cancellation of the GEMS contracts with the facilities in Rio Rancho, New Mexico in January 2009, Hidalgo, Texas in December 2008 and Youngstown, Ohio in October 2007.

License fees – league dues and other, decreased $0.2 million, or 9.3%, to $1.7 million for fiscal 2009, from $1.9 million for fiscal 2008.  This decrease is primarily the result of one less team owing League dues for the 2008-2009 season than in the prior year and other teams paying reduced League dues in the 2008-2009 season as result of changes in their license status or terms.

License fees – initial and transfer, were $1.6 million for fiscal 2009 compared to $0.4 million for fiscal 2008.  Fiscal 2009 includes initial license fees of $1.2 million.  Fiscal 2008 included no initial license fees.  Since initial and transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

Operating Costs (in thousands):

	2009	% of Revenue	2008	% of Revenue	Change	% Change

Cost of revenues	$5,959	45.2	$6,759	54.4	$(800)	(11.8)
General and administrative costs	6,626	50.3	8,443	67.9	(1,817)	(21.5)
Total Operating Costs	$12,585	95.5	$15,202	122.2	$(2,617)	(17.2)

Total operating costs decreased by $2.6 million, or 17.2%, to $12.6 million for the fiscal 2009, from $15.2 million in the prior fiscal year.

Cost of revenues decreased by $0.8 million, or 11.8%, to $6.0 million for fiscal 2009, from $6.8 million for fiscal 2008.  This decrease was comprised primarily of 1) a $0.8 million decrease in facility management payroll costs, and 2) a $0.6 million decrease in costs of ticket services, offset by 3) a $0.5 million increase related to food service.  The facility management payroll costs decrease includes decreases as a result of contract cancellations with Rio Rancho, New Mexico and Youngstown, Ohio, offset by the increase in facility management payroll associated with the start of the Wenatchee, Washington contract in the second quarter of fiscal 2009.  Costs of ticket services decreased 24.7% while ticket service revenue decreased 33.3% because ticket volumes were insufficient in fiscal 2009 to obtain reduced pricing for usage of third party processing software.  Food service initiated in fiscal 2009 with the opening of the facility in Wenatchee, Washington.

General and administrative expenses decreased $1.8 million, or 21.5%, to $6.6 million for fiscal 2009, from $8.4 million in fiscal 2008.  The decrease in general and administrative expenses includes 1) a $0.9 million decrease in legal and settlement costs due to the settlement of several matters in fiscal 2008 and 2) a $0.8 million decrease in payroll, bonus and commission expenses due primarily to the decrease in advertising commission revenue and non-facility personnel reductions.

Income (Loss) from Continuing Operations (in thousands):

	2009	% of Revenue	2008	% of Revenue	Change	% Change

Income (Loss) from Continuing Operations	$150	1.1	$(2,819)	(22.7)	$2,969	(105.3)

Income from continuing operations was $0.2 million for fiscal 2009, compared to a loss from continuing operations of $2.8 million for fiscal 2008.  Fiscal 2009 includes $0.4 million of interest expense incurred on the construction note after construction of the Wenatchee, Washington concluded in October 2008.  Operating income, which excludes interest expense, improved to income of $0.6 million for fiscal 2009, from a loss of $2.8 million in the prior fiscal year.  The following items were the primary reasons for the $3.4 million net improvement in operating income:

•	Initial license fess, a non-routine revenue source, net of direct costs contributed approximately $1.0 million to operating income.
•	Legal and settlement costs decreased $0.9 million.
•	Corporate payroll, bonus and commission expenses decreased $0.6 million as a result of reductions in non-facility personnel.
•
GPI, ICC, Encore and GEMS segment operating income, exclusive of legal and settlement costs, improved $1.6 million primarily as a result of additional facilities being revenue sources in fiscal 2009 than in fiscal 2008.

•	GetTix segment operating income, exclusive of legal and settlement costs, declined $0.7 million with the $1.4 million revenue decrease.

Liquidity and Capital Resources

As of May 31, 2009, we had $1.1 million in cash and cash equivalents, including cash collected for GetTix tickets of approximately $0.2 million for events scheduled to occur in the future.

Our note with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a mulitpurpose events center in Wenatchee, Washington was paid in full when the Greater Wenatchee Regional Events Center Public Facilities District (PFD) purchased the facility in December 2008.  The $52.4 million proceeds from the sale of the events center were distributed as follows: $48.9 million to repay the Marshall construction note in full, $2.2 million for construction vendors and $1.3 million was made available for working capital and general corporate purposes.

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.).  The assets consisted primarily of intangible property, including trademarks, service marks and domain names.  We received approximately $1.8 million, net of transaction costs, and, as discussed in greater detail below, $1.25 million of the cash initially received was set aside in a restricted account as security for a letter of credit until December 2008, when the letter of credit was surrendered by Marshall.  As of May 31, 2009, all of the proceeds, net of transaction costs, have been made available for working capital and general corporate purposes.

Cash used in operating activities was approximately $2.5 million in fiscal 2009 compared to $2.9 million in fiscal 2008.  Although net income was near breakeven in 2009, cash was used in operations by 1) the $1.4 million increase in accounts receivable, 2) reductions in accounts payable and accrued liabilities, unrelated to Wenatchee, of $0.9 million and 3) payment of $0.4 million of interest on the construction loan after construction of Wenatchee completed.  The increase in accounts receivable in 2009 was the result of 1) half of the initial license recognized in fiscal 2009 being due in the first quarter of fiscal 2010 and 2) increases in receivables from cities as a result of increases in revenue from those cities.

Cash provided by investing activities was $30.4 million in fiscal 2009 compared to cash used in investing activities of $27.9 million in fiscal 2008.  Construction costs for the events center in Wenatchee, Washington were $23.0 million in fiscal 2009.  The construction costs were funded primarily with a construction loan with Marshall, as reflected as a source of funds in the financing section.  In addition, during fiscal 2009, we invested $0.6 million in food service equipment for the Wenatchee, Washington facility.  The food service operation began when the facility opened in October 2008.  Offsetting the increased construction costs and food service equipment purchases were the $1.8 million net cash proceeds from the disposition of the assets of Our Old Car Company, net of transaction costs, and $52.4 million proceeds from the sale of the Wenatchee events center.  We were also required to set aside $1.25 million in a restricted account as security for a letter of credit in the favor of Marshall, which was surrendered in December 2008, when we repaid the Marshall note, and the restricted cash was released.

Cash used in financing activities totaled $27.2 million for fiscal 2009, compared to cash provided by financing activities of $27.0 million in fiscal 2008.  During 2009 we received $22.0 million in proceeds from the construction loan with Marshall and then repaid the loan in full with proceeds from the sale of the Wenatchee events center in December 2008.

We have a $1.75 million line of credit that had matured on November 1, 2008, but was amended and now matures October 1, 2009.  The line of credit bears interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments.  As of May 31, 2009, and through the date of this filing, we have received no cash advances on this credit facility.  Effective June 2008, we are required to deposit cash in the amount of any requested cash advances or letter of credit issuances.  As amended, the line of credit is available to support up to $1.25 million in letters of credit.

The credit facility has been secured by substantially all of our tangible and intangible assets.  In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $1.75 million as of May 31, 2009, increasing by 75% of consolidated net income and 100% of all other increases of equity (including the amount of any stock offering or issuance) on each anniversary after May 31, 2009.  We must maintain a zero balance for a consecutive 30 day period during the term of the facility. As of May 31, 2009, we were in compliance with these covenants.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan.  Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through May 31, 2010.  We do not expect to borrow under the line of credit, since any advances will require us to deposit cash in the amount of the requested advance.  If we do not comply with contractually obligated financial covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources.  We cannot guarantee that we would be able to obtain financing, if needed, on terms acceptable to us, if at all.

Economic Factors and Seasonality

General economic factors, which are largely out of our control, may have a materially adverse effect on our results of operations.  Economic conditions may adversely affect our customers’ ability to pay for our services or interest in our services.  Economic conditions, particularly high gasoline prices, may also have an adverse impact on arena operations, if customers of the arenas purchase fewer tickets to arena events or decide not to renew season tickets or other contracts.

We experience significant seasonality in our cash flows from assessment fees, and must budget our cash flow accordingly.  Approximately 75% of annual league assessment fees are received prior to the start of the League hockey season in October of each year.  Facilities experience seasonality in their cash flows and may delay payment of amounts due us in the summer until the beginning of the hockey season.

Inflation

We do not believe that inflation has been a material factor in our prior operations, nor do we anticipate that general price inflation will have a significant impact on our operations in the near future.

New Accounting Pronouncements

In September 2006, the FASB issued standards defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles (GAAP), and expanding disclosures about fair value measurements.  We adopted the standards prospectively effective June 1, 2008, and there was no impact on our financial position or results of operations.

In February 2007, the FASB issued standards permitting entities to choose to measure many financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  We adopted the standards prospectively effective June 1, 2008, and there was no impact on our financial position or results of operations.  We have not elected the fair value option for any eligible items.

In November 2007, the EITF modified GAAP to prohibit application of the equity method of accounting to activities performed outside of a separate legal entity and requires revenues and costs incurred with third parties in connection with collaborative agreements be presented gross or net based on other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, whether the payments are within the scope of other accounting literature, and certain other criteria.  The changes are effective for our fiscal 2010.  These changes will apply to our accounting for CHL, Inc.’s interests in the League effective June 1, 2009.  Based on the nature of our arrangement with CHL, Inc., its interest will be accounted for by analogy to the standards for the accounting and reporting of noncontrolling interests.

In December 2007, the FASB modified GAAP by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  The standards also provide income statement presentation guidance and require expanded disclosures.  These standards are effective for our fiscal 2010, and interim periods within that year, and will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.  We will account for CHL, Inc.’s interest in the League in accordance with these new standards effective June 1, 2009.  The impact on our financial position and results of operation will be as follows:

•
CHL, Inc.’s share of the results of League operations will be reflected separately on the face of the consolidated statements of operations below net income (loss) rather than in other income (expense).

•
CHL, Inc.’s undistributed earnings (loss) in the League will be presented as minority interests in the equity section, for all periods presented.  CHL, Inc.’s undistributed earnings (loss) in the League are presented in the accompanying consolidated balance sheets as a  liability as of May 31, 2009, and an asset as of May 31, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Global Entertainment Corporation and Subsidiaries
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Global Entertainment Corporation and subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Corporation and subsidiaries at May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
August 25, 2009

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2009 and 2008
(in thousands, except share and per share amounts)

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,111	$443
Accounts receivable, net of $5 and $2 allowance at
May 31, 2009 and 2008	2,220	1,111
Prepaid expenses and other assets	281	239
Investment in Wenatchee project	—	34,473
Deferred income tax asset, net	—	112
Assets to be disposed	—	2,033
Total Current Assets	3,612	38,411

Property and equipment, net	708	266
Goodwill	519	519
Other assets	329	108
Minority interests	—	38
Total Assets	$5,168	$39,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,132	$7,718
Accrued liabilities	588	750
Deferred revenues	64	24
Notes payable - current portion	111	27,220
Minority interests	19	—
Liabilities related to assets to be disposed	—	211
Total Current Liabilities	1,914	35,923

Deferred income tax liability, net	5	117
Notes payable - long-term portion	69	180
Total Liabilities	1,988	36,220

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock - $.001 par value; 50,000,000 shares authorized;
6,633,112 and 6,625,114 shares issued and outstanding as of
May 31, 2009 and 2008	7	7
Paid-in capital	10,961	10,930
Retained deficit	(7,788)	(7,815)
Total Stockholders' Equity	3,180	3,122
Total Liabilities and Stockholders' Equity	$5,168	$39,342

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended May 31, 2009 and 2008
(in thousands, except share and per share amounts)

	2009	2008
Revenues:
Project development fees	$703	$769
Project management fees	1,908	913
Facility management fees	3,191	3,279
Ticket service fees	2,783	4,170
Food service revenue	677	—
Advertising sales commissions	454	767
License fees - league dues and other	1,745	1,923
License fees - initial and transfer	1,577	371
Other revenue	141	245
Total Revenues	13,179	12,437
Operating Costs:
Cost of revenues	5,959	6,759
General and administrative costs	6,626	8,443
Total Operating Costs	12,585	15,202
Operating Income (Loss)	594	(2,765)

Other Expense:
Interest income	20	94
Interest expense	(407)	(40)
Minority interests	(57)	38
Loss on investment in PVEC, LLC	—	(251)
Total Other Expense	(444)	(159)
Income (Loss) from Continuing Operations Before Income Taxes	150	(2,924)
Income Tax Benefit	-	105
Income (Loss) from Continuing Operations	150	(2,819)
Loss from Discontinued Operations, net of income taxes	(123)	(1,212)
Net Income (Loss)	$27	$(4,031)

Earnings (Loss) Per Share:
Basic-
Income (loss) from continuing operations	$0.02	$(0.43)
Loss from discontinued operations	(0.02)	(0.19)
Net income (loss)	$0.00	$(0.62)
Diluted-
Income (loss) from continuing operations	$0.02	$(0.43)
Loss from discontinued operations	(0.02)	(0.19)
Net income (loss)	$0.00	$(0.62)
Weighted Average Number of Shares Outstanding:
Basic	6,628,076	6,545,292
Diluted	6,632,762	6,545,292

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended May 31, 2009 and 2008
(in thousands, except share amounts)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance at May 31, 2007	6,508,173	$7	$10,731	$(3,784)	$6,954

Exercise of options	13,941	—	—	—	—

Issuance of restricted stock	3,000	—	—	—	—

Stock-based compensation - restricted stock	—	—	36	—	36

Issuance of stock to vendor	100,000	—	163	—	163

Net loss for the fiscal year ended May 31, 2008	—	—	—	(4,031)	(4,031)

Balance at May 31, 2008	6,625,114	7	10,930	(7,815)	3,122

Issuance of restricted stock	8,000	—	—	—	—

Stock-based compensation - restricted stock	—	—	31	—	31

Other	(2)	—	—	—	—

Net income for the fiscal year ended May 31, 2009	-	—	—	27	27

Balance at May 31, 2009	6,633,112	$7	$10,961	$(7,788)	$3,180

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 2009 and 2008
(in thousands)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$27	$(4,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities-
Unbilled earnings on Wenatchee project	(537)	(766)
Provision for doubtful accounts	309	121
Depreciation	192	142
Deferred income taxes	—	65
Loss on investment in PVEC, LLC	—	251
Issuance of stock to vendor	—	163
Minority interests	57	(38)
Stock-based compensation - restricted stock	31	36
Discontinued operations and related impairment charges	(36)	828
Changes in assets and liabilities, net of business disposed-
Accounts receivable	(1,418)	1,810
Prepaid expenses and other assets	(290)	431
Income taxes receivable	—	63
Accounts payable	(824)	(877)
Accrued liabilities	(92)	(855)
Deferred revenues	40	(216)
Net cash used in operating activities	(2,541)	(2,873)

Cash flows from investing activities:
Investment in Wenatchee project	(23,088)	(27,704)
Proceeds from sale of Wenatchee project	52,400	—
Deposit of restricted cash	(1,250)	—
Release of restricted cash	1,250	—
Proceeds from disposition of Cragar assets, net of expenses	1,790	—
Purchase of property and equipment	(673)	(250)
Proceeds from sale of property and equipment of discontinued operations	—	22
Net cash provided by (used in) investing activites	30,429	(27,932)

Cash flows from financing activities:
Notes payable proceeds	22,040	27,204
Notes payable payments	(49,260)	(208)
Net cash provided by (used in) financing activities	(27,220)	26,996

Net increase (decrease) in cash and cash equivalents	668	(3,809)

Cash and cash equivalents, beginning of period	443	4,252

Cash and cash equivalents, end of period	$1,111	$443

Supplemental Disclosures:
Interest paid	$407	$36
Income taxes paid (received)	$—	$(135)

The accompanying notes are an integral part of the consolidated financial statements.
.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies, Nature of Operations, and Use of Estimates

Description of the Company

Global Entertainment Corporation (referred to in this annual report as “we,” “us,” “Global”, “Company” or “GEC”) is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing.  We are primarily focused on projects located in mid-size communities in the United States.

Our current operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing, Encore Facility Management and GEC Food Service, LLC.

We, through our wholly owned subsidiary, Western Professional Hockey League, Inc. (WPHL), are the operator of the Western Professional Hockey League, a minor league professional hockey organization, and are the licensor of the independently owned hockey teams which participate in the league.  WPHL has entered into a joint operating agreement with the Central Hockey League, Inc. (CHL, Inc.).  The effect of the joint operating agreement is that the two leagues had their respective teams join together and operate under the “Central Hockey League” name (as the League).  The terms of the joint operating agreement define how the League will operate.

The League is a structured licensed sports league, which includes competing teams located in several states, including, Arizona, Colorado, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Dakota, and Texas.  There were seventeen (17) League teams in the 2008-09 season (one dormant), including thirteen (13) teams licensed by WPHL.  Four teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

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

Global Entertainment Marketing Systems, Inc. (GEMS), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, premium seat license sales, and facility sponsorship agreements.

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose events centers developed by GPI, existing League licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators.  GetTix provides a full ticketing solution by way of box office, outlet, phone, internet and print-at-home service that utilizes distribution outlets in each market.  GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

Encore Facility Management (Encore) provides a full complement of multipurpose events center operational services.  These services include providing administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage.  Encore is currently involved with facility management of multipurpose events centers developed by GPI.  Facility management operations are conducted under separate limited liability companies.

GEC Food Service LLC (formerly Global Food Service, LLC) (Food Service) formed in fiscal 2009 and manages food service operations.

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.) for approximately $1.8 million in cash, net of $0.1 million in transaction costs.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, Encore, GetTix, Food Service and Our Old Car Company (formerly known as Cragar Industries, Inc.), as well as the limited liability companies formed for facility management.  Intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

During fiscal 2008 we decided to divest of Our Old Car Company.  As a result, its operations have been classified as loss from discontinued operations in the consolidated statements of operations for all periods presented.

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

Goodwill

We evaluate goodwill and other intangibles for impairment annually, and when impairment indicators arise.  For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any.  We use a present value technique to measure reporting unit fair value.  If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We have not recognized any impairment losses to date on goodwill.  If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenues

Deferred revenues represent various fees received for which substantially all of the services have not yet been performed.  The revenues will be recognized when the obligations of the agreement are met and the earnings cycle has been completed.

Minority Interests

We have entered into a joint operating agreement with CHL, Inc.  Under the terms of the joint operating agreement, WPHL will handle all operating functions of the League. Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations.  Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league that operated during the year.  If expenses exceed operating revenue in any given period, losses are allocated to WPHL and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs.  Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.  The allocation of expenses and division of profits involves some degree of estimation.  Changes in these estimates could affect the allocation of profit or loss under the terms of the joint operating agreement.

Fair Value of Financial Instruments

Accounts receivable, accounts payable, accrued liabilities and notes payable are substantially current and bear reasonable interest rates.  As a result, the carrying values of these financial instruments are deemed to approximate fair values.

Revenue Recognition

License Fees. License fees include initial acquisition fees, transfer fees and annual assessments. Initial license fees represent amounts received from League licensees to acquire a hockey license.  Transfer license fees represent the amounts received upon the transfer of ownership of an existing license.  We recognize initial fees and transfer fees when we have met all of our significant obligations under the terms of the license agreement.  Each arrangement is unique; however, under the standard license agreement, we are generally responsible for assisting the licensee with facility lease contract negotiations (if a lease has not yet been secured) and staffing advisements.  These generally occur at, or before, the time the licensee acquires a license.  Pursuant to the terms of the joint operating agreement, each team in the League also pays annual assessment fees of $75 thousand, plus $15 thousand per annum for officiating costs.  In addition, the teams from WPHL pay an extra $10 thousand annually to cover our costs.  The fees are recognized ratably over the year in proportion to the expenses expected to be incurred.

Advertising Sales Commission. Advertising Sales Commissions. GEMS sells certain contractual rights including facility naming rights, luxury suites, premium seats, and facility sponsorship agreements.  GEMS receives a commission, calculated as a percentage of the contract, payable when the facility collects the cash from the underlying agreement.  GEMS commissions are recognized when the underlying contracts are executed, and collectability is reasonably assured.

Project Management Fees. ICC receives design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction of municipal venues.  This revenue is recognized ratably over the duration of the contracts.  Project management fees also include amounts we billed relating to furniture, fixtures and equipment, architectural fees, and other amounts we incur on behalf of municipalities.  The related revenue and expense for these amounts are recognized in the period incurred.  Revenues and costs from fixed-price and modified fixed-price construction contracts, are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs.  As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.  Project management revenues are recorded based on the gross amounts billed to a customer in accordance with the rules for reporting revenue gross as a principal versus net as an agent.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Project Development Fees. Project development fees are fees GPI earns for services such as feasibility studies, cost analyses, vendor identification and contract negotiation support provided prior to groundbreaking.  Project development fees are recognized when there is a written agreement in place, services have been rendered and the related deliverables have been accepted by the municipality, the fee is fixed and determinable, and collectability is reasonably assured.  Project development services are typically provided to municipalities in two phases.

Phase One deliverables typically consist of the following:

•	a business plan for the facility,
•	initial designs, floor plans and preliminary engineering drawings,
•	initial cost analyses, including start up and annual operational costs,
•	a time line for development and
•	acceptance of site location.

Once the Phase One deliverables have been completed, a municipality typically has a certain period of time to confirm their desire to proceed and then will enter into a development agreement.  The Phase One fee is generally due at that time, often contingent on the municipality having in place a special funding district, such as a community improvement district, to fund the project.

We refer to the period between when the development agreement is signed and groundbreaking as Phase Two.  Phase Two typically lasts four to five months.  The primary Phase Two deliverables typically consist of the following, done in consultation with the municipality:

•	architect selection and contract finalization,
•	engineer selection and contract finalization,
•	general contractor selection and contract finalization,
•	obtaining approval of construction management plan,
•	obtaining approval of guaranteed maximum price of construction from municipality oversight boards, as applicable and
•	facilitate ground breaking.

The Phase Two price is fixed by contract and tied to deliverables.  These fees are recognized as deliverables are accepted by the municipality, typically at or prior to ground breaking, if a project moves to construction.  At or prior to groundbreaking, the development fee earnings process has culminated.  We have no further obligations with regard to development services and deliverables and the fees are not refundable.

Facility Management Fees. Encore earns fees for managing the operations of various municipal venues.  These activities include developing operating procedures and manuals, hiring all staff, supporting sales and marketing, location maintenance, food service coordination, preparing annual budgets, and securing and promoting events.  Revenues from facility management services are recognized as services are rendered and consist of contract fees, which reflect the total price of such services.  The payroll costs related to employees working at the facilities are included in cost of revenues.

Ticket Service Fees. GetTix is a ticketing agent with various venues, theaters, events centers, and private entities requiring services to fulfill orders to ticketed events.  Revenues are generated from the fees charged for processing ticket orders.  These revenues are recognized upon completion of the sale.  Ticketing revenues are recorded based on the net fees retained by GetTix in accordance with the rules for reporting revenue gross as a principal versus net as an agent.

Arena Guarantees

We have entered into various contracts with facilities which guarantee certain economic performance standards.  In the event these economic performance standards are not reached, we are liable for the difference between the actual performance and the guaranteed performance.  We estimate and accrue an obligation for an estimate of our potential liability under these guarantees, taking into consideration our experience with similar facilities, the economic environment and other factors.  It is often not possible to estimate a potential liability under these guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each agreement.  If economic conditions, or other facts and circumstances were to change, this could cause an increase in our potential liability and a charge to earnings.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest is charged to interest expense and penalties are charges to general and administrative costs if there are any assessments.

Stock-Based Compensation

We recognize compensation cost for stock-based awards issued after March 1, 2006, over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Compensation cost is based on grant-date fair value using quoted market prices for our common stock.

Contract Origination Costs

Contract origination costs, consisting primarily of internal costs such as travel, are expensed as incurred.

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

Material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, arena guarantees, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of liability related to the secondary guarantee related to a worker’s compensation program, and the allocation of expenses, division of profit relating to the joint operating agreement, and the application of the percentage-of-completion method.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Accounting Developments

In September 2006, the FASB issued standards defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles (GAAP), and expanding disclosures about fair value measurements.  We adopted the standards prospectively effective June 1, 2008, and there was no impact on our financial position or results of operations.

In February 2007, the FASB issued standards permitting entities to choose to measure many financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  We adopted the standards prospectively effective June 1, 2008, and there was no impact on our financial position or results of operations.  We have not elected the fair value option for any eligible items.

In November 2007, the EITF modified GAAP to prohibit application of the equity method of accounting to activities performed outside of a separate legal entity and requires revenues and costs incurred with third parties in connection with collaborative agreements be presented gross or net based on other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, whether the payments are within the scope of other accounting literature, and certain other criteria.  The changes are effective for our fiscal 2010.  These changes will apply to our accounting for CHL, Inc.’s interests in the League effective June 1, 2009.  Based on the nature of our arrangement with CHL, Inc., its interest will be accounted for by analogy to the standards for the accounting and reporting of noncontrolling interests.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB modified GAAP by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  The standards also provide income statement presentation guidance and require expanded disclosures.  These standards are effective for our fiscal 2010, and interim periods within that year, and will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.  We will account for CHL, Inc.’s interest in the League in accordance with these new standards effective June 1, 2009.  The impact on our financial position and results of operation will be as follows:

•
CHL, Inc.’s share of the results of League operations will be reflected separately on the face of the consolidated statements of operations below net income (loss) rather than in other income (expense).

•
CHL, Inc.’s undistributed earnings (loss) in the League will be presented as minority interests in the equity section, for all periods presented.  CHL, Inc.’s undistributed earnings (loss) in the League are presented in the accompanying consolidated balance sheets as a liability as of May 31, 2009, and an asset as of May 31, 2008.

Earnings (Loss) Per Share (EPS)

Basic EPS is computed by dividing the income (loss) from operations, loss from discontinued operations, or net income (loss), as applicable, by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing the income (loss) from operations, loss from discontinued operations, or net income (loss), as applicable, by the total of the weighted average number of shares of common stock securities outstanding during the period and the effect of dilutive securities outstanding during the period.  The effect of dilutive securities is not included in the weighted average number of shares outstanding when inclusion would increase the earnings per share or decrease the loss per share for income (loss) from continuing operations.  The computation of diluted EPS equals the basic calculation in fiscal 2008 because common stock equivalents were antiduilutive due to the loss from continuing operations in that year.

Reconciliations of the numerators and denominators in the EPS computations for income (loss) from continuing operations follow:

	2009	2008
NUMERATOR (in thousands):
Basic and diluted - income (loss) from continuing operations	$150	$(2,819)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	6,628,076	6,545,292
Effect of dilutive securities outstanding	4,686	—
Diluted EPS - weighted average number of shares outstanding	6,632,762	6,545,292

Number of shares of common stock which could
be purchased with average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average price of $4.96 and $4.82 )	332,786	463,622
Warrants (average price of $6.67 and $6.32)	244,938	275,760
Restricted stock	14,675	15,399

The impacts of certain options, warrants and restricted stock outstanding at May 31, 2009, were not included in the calculation of diluted EPS for fiscal 2009, because to do so would be antidilutive.  Those securities which were antidilutive in fiscal 2009 could potentially dilute EPS in the future.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Wenatchee Project

We provided construction management services on a project with the City of Wenatchee, Washington, related to a multi-purpose events center in that city.  Investment in Wenatchee project on the consolidated balance sheets represented costs and estimated earnings in excess of billings on this construction project, which we owned until the facility was sold to the Greater Wenatchee Regional Events Center Public Facilities District (PFD) in December 2008.  Costs associated with the project, including all direct and indirect costs, including contract supervision and interest during the construction period, were being recorded as investment in Wenatchee project until the facility was completed in the first week of October 2008.  Accumulated capitalized interest, as of the date of sale, totaled $1.4 million.

Revenues earned on this project were recorded based on the ratio of costs incurred to the total costs expected to be incurred.  For this purpose, only costs related to performance under the contract were considered.  This cost-to-cost method was used because management believed costs were the best available measure of our progress on the fixed-price contract, which could have been modified by incentive and penalty provisions.  As of the date of sale, investment in Wenatchee project consisted of costs incurred of $50.6 million and estimated earnings of $1.8 million.  Under the terms of our construction management agreement, we were not able to bill the City for our services and received our revenue out of the proceeds from the sale of the facility.  Earnings of $1.6 million have been included in project management fees and estimated earnings of $0.2 million have been included in project development fees in the consolidated statements of operations from the start of the project through the date of sale.  In fiscal 2009, we expensed $0.4 million of interest on the related construction note incurred from the date construction completed in October 2008 until sale of the facility in December 2008.

At May 31, 2009 and 2008, approximately $0.1 million and $5.9 million of payables related to expenditures on the project were included in accounts payable.

Property and Equipment

As of May 31, 2009 and 2008, property and equipment was comprised of the following (in thousands):

	2009	2008	Range of initial useful lives

Office furniture and equipment	$276	$308	5 to 7 years
Computer equipment	390	392	2 to 7 years
Food service equipment	636	—	5 to 20 years
	1,302	700
Less: accumulated depreciation	(594)	(434)
	$708	$266

Depreciation on food service equipment, $53 thousand in fiscal 2009, is included in cost of revenues.  Depreciation on all other property and equipment is included in general and administrative costs.

In August 2009 we entered into an agreement to sell the food service equipment in its entirety to the City of Wenatchee, Washington at approximately its net book value.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PVEC, LLC Joint Venture

During fiscal year 2006, we entered into an agreement with Prescott Valley Signature Entertainment, LLC (PVSE, LLC) to form Prescott Valley Events Center, LLC (PVEC, LLC) to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona (the Town).  We are the managing member of PVEC, LLC.  Construction of the center, which opened in November 2006, was funded by proceeds from the issuance of $35 million in Industrial Development Authority of the County of Yavapai Convention Center Facilities Excise Tax Revenue Bonds, Series 2005 (the Bonds).

We account for our investment in PVEC, LLC under the equity method.  Our interest in this entity is not a controlling one, as we do not own a majority voting interest and our ability to affect the business operations is significantly limited by the PVEC, LLC operating agreement.  The operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member.

In addition to a $1 thousand initial capital contribution, we contributed $250 thousand as an initial preferred capital contribution and PVSE, LLC contributed land with an approximate value of $1.5 million as an initial preferred capital contribution.  Payment of the $250 thousand was made to PVEC, LLC in December 2008.  Because we had committed to pay our initial capital contributions, these amounts were recorded in accounts payable in our consolidated balance sheets as of May 31, 2008.  We recorded losses on our investment, in the amount of $251 thousand, to bring our investment to zero.  Our investment was zero at May 31, 2008, and remains zero at May 31, 2009.

Lease payments on the facility are equal to debt service payments on the Bonds.  In the event of any shortfalls in debt service payments, amounts will be paid by the Town from transaction privilege tax (TPT) collected from the surrounding project area.

Operating revenues of the center, as defined, are first used to pay operating expenses, as defined, second to pay our base management fee (4% of the center’s operating revenue), third to pay debt service, then to fund other items.  As a result, we may defer receipt of our management fees should operating revenues, as defined, be insufficient to pay operating expenses, as defined.  Through May 31, 2009, no management fees had been deferred.

Cash distributions and distributions in liquidation are to be made to each member in the following priority: 1) to the extent needed to pay taxes, 2) to each member to the extent of loans in the form of our unpaid management fees and PVSE, LLC’s unpaid parking fees, and 3) to PVSE, LLC, until their preferred account equals ours (including preferred returns of 5% thereon) and then 50/50.  Therefore, we have recognized 100% of PVEC, LLC’s losses to the extent of our funding commitment ($251 thousand).  We will recognize additional losses to the extent of any loans to PVEC, LLC, should they accumulate, in the form of deferred management fees.

PVEC, LLC’s unaudited financial information for our fiscal years 2009 and 2008, follows (in thousands):

	2009	2008

Operating revenue	$3,473	$5,249
Operating loss	455	419
Net loss	495	463

	May 31,
	2009	2008

Property and equipment, net	$29,251	$30,710
Receivable from Town	6,558	4,448
Total assets	38,758	39,128
Debt payable	35,000	35,000
Retained deficit	1,054	559
Members' equity	685	930

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements reflect the following related to transactions between us and PVEC, LLC (in thousands).

	2009	2008

Facility management fees, exclusive of payroll costs (Encore)	$62	$54
Facility management fees, payroll costs (Encore)	707	878
Facility management fees, reimbursed expenses (Encore)	86	36
Advertising sales commission (GEMS)	164	229
Ticket service fees (GetTix)	137	192
Cost of revenues, facility payroll (Encore)	707	878
Cost of revenues, reimbursed expenses (Encore)	86	36

	May 31,
	2009	2008

Accounts payable	$—	$502
Accounts receivable	100	101

Provision for Income Taxes

The actual income tax benefit differs from the expected income tax expense or benefit computed by applying the United States Federal corporate statutory income tax rate to income (loss) from continuing operations for fiscal years 2009 and 2008 as follows (in thousands):

	2009	2008

Computed expected tax expense (benefit)	$51	$(994)
Meals and entertainment and miscellaneous expenses	15	26
Exercise and sale of qualified options	—	25
Valuation allowance, primarily on benefit of net operating
loss and capital loss carryforwards	(75)	1,008
State income taxes	9	(170)
Income tax benefit	$—	$(105)

The $105 thousand benefit in 2008 was primarily current and included a current tax benefit of $75 thousand resulting from the carryback of net operating losses.  In addition to the changes in the valuation allowance as a result of continuing operations noted above, the valuation allowance was also impacted by the results of discontinued operations.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At May 31, 2009 and 2008, deferred tax assets and liabilities consisted of the following (in thousands):

	2009	2008
Deferred Tax Asset:
Allowance for doubtful accounts	$2	$1
Stock-based compensation	17	1
Charitable contributions carryforwards	20	12
Accrued compensation	20	—
Trademark amortization - Our Old Car Company	—	769
Net operating loss and capital loss carryforwards	3,160	2,466
	3,219	3,249
Less: valuation allowance	(3,107)	(3,115)
Deferred Tax Assets	$112	$134

Deferred Tax Liabilites
Depreciation	$(117)	$(117)
Depreciation - Our Old Car Company	—	(22)
Deferred Tax Liabilities	$(117)	$(139)

We have established a valuation allowance due to the uncertainty in the utilization of net operating loss and capital loss carryforwards.  In fiscal year 2009 the valuation allowance decreased $8 thousand.  In fiscal year 2008, the valuation allowance increased $1.2 million to reflect the status of net operating loss and capital loss carryforwards.

The net operating loss carryforwards acquired in the merger with Our Old Car Company (formerly known as Cragar Industries, Inc.) were limited as to use as a result of an ownership change (as defined for income tax purposes).  In anticipation of the sale of the assets of Our Old Car Company in August 2009, we wrote-off the deferred tax assets related to the remaining $5.4 million of carryforwards acquired in the merger, as the carryforwards were unlikely to be utilized.  Our federal and state net operating loss carryforwards as of May 31, 2009, totaled approximately $7.7 million.  Net operating loss carryforwards will expire in 2029 for federal tax purposes and 2014 for state tax purposes.

As of May 30, 2009, we have not identified any uncertain tax positions.  None of our federal income tax returns have been examined by the Internal Revenue Service.

Notes Payable

As of May 31, 2009, notes payable consists entirely of a note payable we entered into in fiscal year 2008 in connection with settlement of a legal matter.  The note calls for 36 payments of $10 thousand monthly through December 2010.  We recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs. The note had an initial present value of $0.3 million.  Principal maturities of the note payable at May 31, 2009, are $111 thousand in fiscal year 2010 and $69 thousand in 2011.

Our note with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington, was paid in full when the Greater Wenatchee Regional Events Center Public Facilities District purchased the facility in December 2008.  The outstanding principal balance of the note bore interest at a rate of prime plus 0.25%.  Interest on the Marshall note accumulated monthly and increased both notes payable and investment in Wenatchee project in the consolidated balance sheets until construction concluded in October 2008.  In fiscal 2009, after construction, we expensed $0.4 million of interest on the note.

We have a $1.75 million line of credit that matures October 1, 2009.  The line of credit bears interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments.  As of May 31, 2009, and through the date of this filing, we have received no cash advances on this credit facility.  We are required to deposit cash in the amount of any requested cash advances or letter of credit issuances.  As amended, the line of credit is available to support up to $1.25 million in letters of credit.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit facility has been secured by substantially all of our tangible and intangible assets.  In order to borrow, we must meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $1.75 million as of May 31, 2009, increasing by 75% of consolidated net income and 100% of all other increases of equity (including the amount of any stock offering or issuance) on each anniversary date after May 31, 2009.  We must maintain a zero balance for a consecutive 30 day period during the term of the facility.  As of May 31, 2009, we were in compliance with the covenants.

In fiscal 2008, we entered into an agreement with a vendor to finance $0.4 million of accounts payable under a note.  The note bore interest at 8.3% and was payable in monthly installments of $84 thousand through July 2008.  No amounts were outstanding on this note as of May 31, 2009.

Equity

Warrants

During fiscal 2006, we issued warrants to acquire shares of our common stock to select qualified institutional and other investors and placement agents related to a private placement of our common stock.  All of the warrants are convertible into one share of common stock and carried initial terms of five years.  All of the warrants are vested and exercisable as of May 31, 2009, and have an exercise price of $7.10 per share.

The following summarizes warrant activity in fiscal 2009 and 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)

Outstanding at May 31, 2007	275,760	$6.32	3.34	$82
Exercised	—
Forfeited	—
Outstanding at May 31, 2008	275,760	6.32	2.34	—
Exercised	—			—
Forfeited	(59,960)	3.53
Outstanding at May 31, 2009	215,800	$7.10	1.85	$—

Options

During 2000, we adopted the 2000 Long-Term Incentive Plan. The plan authorizes our Board of Directors to grant both qualified incentive and non-qualified stock options and restricted stock awards to selected officers, key employees, outside consultants and directors for up to an aggregate of 750,000 shares of common stock, as amended during fiscal year 2004.  As of May 31, 2009, a total of 302,649 options remained available for issuance under the plan.  The options were issued to various directors, employees and consultants.  All outstanding options are fully vested as of May 31, 2009.  Options issued under the plan have a maximum term of ten years.  The exercise price of each option was equal to the market price of our common stock on the date of grant.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes option activity in fiscal years 2009 and 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)

Outstanding at May 31, 2007	639,899	$4.65	5.80	$160
Exercised	(65,000)	3.58		64
Forfeited	(184,142)	4.60
Outstanding at May 31, 2008	390,757	4.89	5.16	—
Exercised	—
Forfeited	(95,257)	4.58
Outstanding at May 31, 2009	295,500	$5.00	4.73	$—

The following table summarizes additional information about out stock option exercises in fiscal 2009 and fiscal 2008.

	2009	2008
Cashless Exercises-
Number of options exercised	—	65,000
Shares issued	—	13,941
Cash Exercises-
Number of options exercised	—	—
Cash proceeds (in thousands)	$—	$—

Additional information about outstanding options to purchase common stock as of May 31, 2009, follows:

	Number of	Weighted
	of Options	Average	Weighted
	Outstanding	Remaining	Average
Exercise	and	Contractual	Exercise
Price	Exercisable	Term (in years)	Price

$3.50	150,000	3.45	$3.50
$4.50	7,500	5.09	4.50
$5.40	50,000	6.01	5.40
$5.75	36,500	5.74	5.75
$8.50	51,500	6.47	8.50
	295,500	4.73	$5.00

Restricted Stock

During fiscal 2007, we adopted the 2007 Long-Term Incentive Plan.  The plan authorizes the Board of Directors to grant restricted stock awards to selected officers, employees, and outside consultants for up to an aggregate of 320,000 shares of common stock.  Awards to non-employee directors vest over two years, awards to officers and employees vest over four years, and awards made to consultants or advisors vest as determined by the Compensation Committee of the Board of Directors.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize restricted stock information for fiscal years 2009 and 2008:

	2009	2008
Restricted stock related expenses (in thousands)-
General and administrative costs	$31	$36
Unrecognized compensation cost at end of period (in thousands)	$29	$53
Weighted average period over which unrecognized
compensation will be recognized	1.4 years	1.9 years
Available for grant as of period end	273,100	286,500

	2009		2008
	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Shares	Weighted Average Grant Date Fair Value

Unvested as of beginning of period	20,500	$3.82	15,000	$5.87
Unvested as of end of period	25,900	2.90	20,500	3.82
Granted during the period	13,400	1.36	18,500	3.60
Vested during the period	8,000	2.67	13,000	5.88

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

Joint Operating Agreement

Pursuant to a joint operating agreement dated July 2001, CHL, Inc., which was the operator of the Central Hockey League, and WPHL, which was the operator of the Western Professional Hockey League, agreed to operate the leagues jointly under the trade name “Central Hockey League” (as the League).  The joint operating agreement, as modified in June 2008, provides that operations are to be governed by an oversight board consisting of five members, two of whom are designated by CHL, Inc., two of whom are designated by WPHL, and one of whom is designated jointly.  Despite this agreement, each of WPHL and CHL, Inc. remain separate and distinct legal entities and maintain separate books and records, and are solely responsible for their own obligations.  We own no interest in CHL, Inc.  WPHL, our wholly-owned subsidiary, performs all operating functions of the League.  Revenues from League assessment fees and corporate sponsorships are included in our consolidated revenue and League operating costs are included in our cost of revenues and general and administrative costs.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations.  Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league that operated during the year.  If expenses exceed operating revenue in any given period, losses are allocated to WPHL and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league that operated during the year in which the loss occurs.  Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

The joint operating agreement also provides that ICC will have the sole and exclusive right to construct arena facilities for participation in the leagues during the term of the agreement.

The joint operating agreement, as modified in June 2008, requires the leagues to operate jointly as the League through May 30, 2021.  WPHL and CHL, Inc. each have a right of first refusal to purchase the other’s interests if a bona-fide third party offer to purchase the entire interest is received.

Commitments and Contingencies

Operating Leases

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning January 2008.  The lease is renewable for an additional sixty-month period.  Leasehold improvements at the location are depreciated over the initial lease term.  Non-level rents are recognized on a straight-line basis over the initial lease term.  Liabilities related to non-level rents of $96 thousand and $89 thousand were included in accrued liabilities at May 31, 2009 and 2008.

In addition we are committed under one equipment agreement and maintenance contract to pay $7 thousand monthly through June 2009 and under another equipment and maintenance contract to pay $1 thousand monthly through December 2010.

The minimum lease payments and minimum annual fees under our equipment and maintenance contracts, with original terms over one year, are as follows: $297 thousand in fiscal 2010, $292 thousand in fiscal 2011, $295 thousand in fiscal 2012, $295 thousand in fiscal 2013 and $25 thousand in fiscal 2014.

Litigation

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured.  As of May 31, 2009, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations.  To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability.  There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We were a plaintiff and a counter-defendant in a lawsuit involving our franchisee, Blue Line Hockey, LLC (Blue Line), which operates the Youngstown Steelhounds.  Our claim was for approximately $0.1 million in unpaid franchise and assessment fees owed by Blue Line, plus our attorneys’ fees.  Blue Line’s counterclaim alleged that the WPHL fraudulently induced Blue Line’s principal to enter the license agreement by failing to comply with franchise disclosure requirements, and that the WPHL made fraudulent representations to induce Blue Line into signing the franchise agreement.  Blue Line sought rescission of the license agreement, reimbursement of its franchise fee, $0.5 million of lease payments, and reimbursement of travel expenses for the 2005-2006 season.  We settled this matter in March 2009, reserved for the cash settlement in fiscal 2009 and paid the settlement in fiscal 2010.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All litigation settlement expenses are included in general and administrative costs.  The following summarizes litigation settlement activity for fiscal 2009 and 2008 (in thousands).

	2009	2008

Litigation settlement liabilities, beginning of period	$283	$93
Litigation settlement expense - initial reserves	150	841
Litigation settlement expense - adjustments to reserves	—	(263)
Cash payments	(103)	(225)
Issuance of stock in settlement of litigation	—	(163)
Litigation settlement liabilities, end of period	$330	$283

Balance sheet classification, at end of period-
Accounts payable	$125	$—
Accrued liabilities	25	—
Notes payable - current portion	111	103
Notes payable - long-term portion	69	180
	$330	$283

Legal services costs are expensed as incurred.  At May 31, 2009 and 2008, accounts payable included $176 thousand and $163 thousand in legal services costs.  At May 31, 2009 and 2008, accrued liabilities included $21 thousand and $9 thousand in legal services costs.

Contingencies

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners and customers.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of May 31, 2009.

As of May 31, 2009, we have entered into various employment contracts with key employees.  Under certain circumstances we may be liable to pay amounts based on the related contract terms.

Guarantees

We had entered into a contract with the entertainment facility in New Mexico which guaranteed certain economic performance standards.  Although the term of this contract was for an initial period of ten years to expire in December 2014, we provided notice of termination of the management contract in January 2009.

In February 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Texas.  The initial term of this agreement is fifteen years, with an option by the city to renew for an additional five years under certain conditions.  This agreement includes a guarantee that the events center will operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement.  This guarantee requires that all amounts reasonably required for the operation and maintenance of the events center will be generated by the operation of the events center, or otherwise paid by us.  Should we be obligated to fund any operational shortfalls, the agreement provides for reimbursement to us from future profits from the events center.  The maximum amount of future payments we could be required to make under this operational guarantee is theoretical due to various unknown factors.  However, the guarantee would be limited to the operational loss from the facility for each year of the guarantee, less any reimbursements from the facility.  We do not believe that any potential guarantee payments would be material based on the operating results of similar facilities.  The facility is expected to open in the fall of 2009.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Missouri.  The initial term of this agreement ends fifteen years from facility opening, and the city may renew the agreement for an additional five years under the same terms.  The facility is expected to open in the fall of 2009.  Our compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement.  The management agreement includes a guarantee that we will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate.  Under the terms of the agreement the city shall advance $0.5 million to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account.  Excess funds in the facility operating account each operating year, after paying operating expenses, our base Encore fee and GEMS commission, are to be used in the following priority: 1) to reimburse us for any subsidy payments we have made, 2) to replenish the temporary operating reserve account, 3) to fund the capital reserve account and 4) to pay on a co-equal basis our incentive fee and deposits to three additional reserve accounts.  The maximum amount of future payments we could be required to make under the guarantee is theoretical due to various unknown factors.  However, once the temporary operating reserve account is depleted, the guarantee subsidy payments would be limited to the operational loss each operating year, plus the amount of our Encore and GEMS fees.  We do not expect to make guarantee subsidy payments based on operating results of similar facilities, however, no assurance can be made that a payment pursuant to this guarantee would not be paid in the future and that such payment would not be material.

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

As of May 31, 2009, we provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $1.5 million related to a guarantee under a workers compensation program.  This letter of credit is fully collateralized by a third party and our secondary guarantee of this letter of credit does not affect our borrowing capacity under our line of credit.  No amounts have been drawn on this letter of credit as of May 31, 2009.  We believe the amount of payments under this guarantee is negligible, and as such, have assigned no value to this guarantee at May 31, 2009.

In addition to our commitments and guarantees described above we also have the commitments and guarantees described in the PVEC, LLC Joint Venture Note.

Related Party Transactions

We entered into an advisory service agreement in October 1999 with a related party.  The agreement engages Miller Capital Corporation, a shareholder, to act as our exclusive financial advisor.  In consideration for the advisory services, we are also obligated to pay specific fees.  The related party would receive 10% of the gross proceeds of any private placement of equity, 4% of the gross proceeds of any private placement of debt, and 1.25% to 2.75% of the gross proceeds of any public placement of equity or debt.  A fee would also be received if we are involved in a merger or acquisition.  The fees are to be (i) 5% of the consideration from $1 to $3 million, plus (ii) 4% of the consideration from $3 million to $6 million, plus (iii) 3% of the consideration from $6 million to $9 million, plus (iv) 2% of the consideration from $9 million to $12 million, plus (v) 1% of the consideration in excess of $12 million.

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

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended May 31, 2009 and 2008, fees and expenses of approximately $290 thousand and $199 thousand, were incurred under these agreements.  In addition, we incurred $25 thousand for due diligence reports in fiscal 2008.  At May 31, 2009 and 2008, $1 thousand and $23 thousand was payable to Miller Capital Corporation.

Concentration of Credit Risk, Business and Revenue

We maintain cash at various financial institutions. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250 thousand. At May 31, 2009, we had uninsured cash and cash equivalents totaling $0.7 million.  To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

Our business activities and accounts receivable are with customers in various industries located throughout the United States.  We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.

The League operates primarily in mid-sized communities in the Central, Western and Southern regions of the United States, including Arizona, Colorado, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, South Dakota, and Texas in fiscal 2010.  Our facility management fees and project management fees are derived from events centers currently operating in, or being constructed in, Arizona, Missouri, Texas and Washington in 2010.  The economic downturn which has affected these markets has negatively impacted our operating results and will most likely continue to do so until an economic recovery is complete.

We depend on contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate.  Typically we must expend 20-30 months of effort to obtain such contracts.  We depend on these contracts for the revenue they generate and the facilities resulting from these contracts are potential facilities in which our licensees may operate.  Failure to timely secure these contracts may negatively impact our results.  Many governments are struggling to maintain tax revenue and raise capital in the current economic environment and may have less interest in developing new multipurpose facilities or less ability to finance construction of new multipurpose facilities.  Our revenues, project development fees and project management fees in particular, could be negatively impacted.

Purchasing a League license requires significant capital and commencing operation is a significant expense which limits the pool of potential licensees.  We depend on a critical mass of licensees to capture the economies of scale inherent in the League’s operations and to facilitate intra-league play.  There can be no assurance that we will be able to attract qualified candidates for licenses.  We anticipate that expansion of the League will be difficult because of the high capital costs of licenses, competitive pressures from sports leagues and entertainment providers both within and outside of the markets where we currently operate, and the lack of arenas for new licensees.

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

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal years 2009 and 2008, we recognized approximately 50% of our revenue from six customers as summarized in the table below.  Events centers operated by a municipality and that municipality are considered one customer.

			Percentage
	Percentage		Accounts
	Revenues		Receivable
	2009	2008	2009	2008

Customer A	9%	11%	5%	—%	PVEC, LLC
Customer B	7	20	—	—	Events center management ceased in fiscal 2009
Customer C	—	8	—	—	Events center management ceased in fiscal 2008
Customer D	7	2	17	20	Events center management ceased in fiscal 2010
Customer E	13	6	—	—	Events center management to begin in fiscal 2010
Customer F	13	5	15	1	Events center management to begin in fiscal 2010
	49%	52%	37%	21%

In fiscal 2009, our ICC, Encore, GEMS and GetTix segments derived revenue from customer E and our ICC, GPI and GEMS segments derived revenue from customer F.  In fiscal 2008, our Encore, GEMS and GetTix segments derived revenue from customer A and customer B.

In addition, initial license fees, a non-routine revenue source from one customer, accounted for 9% of revenue in fiscal 2009 and 28% of accounts receivable at May 31, 2009.

Employee Benefit Plan

We maintain a 401(k) profit sharing plan allowing substantially all full-time employees to participate.  Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan.  The matching contributions are at the discretion of the Board of Directors.  For the years ended May 31, 2009 and 2008, the Company did not make contributions to the Plan.

Segment Information

Each of our subsidiaries is a separate legal entity with a separate management structure.  Our corporate operations exist solely to support our operating segments.  As such, certain corporate overhead costs are allocated to the operating segments.  There are no differences in accounting principles between the operations.

At May 31, 2009 and 2008, goodwill relates to our ICC segment.

Loss on our investment in PVEC, LLC is a loss of our corporate operations segment.  The amount of our equity method investment in PVEC, LLC is zero as of  May 31, 2009 and 2008.

The Food Service segment began operations in fiscal 2009.

No interest expense was allocated to discontinued operations in fiscal 2009 or fiscal 2008.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of certain financial information for our areas of operation (in thousands):

	For the Year Ended
			Income (Loss)
			From Continuing			Purchases of
	Gross		Operations Before			Property and	Identifiable
	Revenues		Income Taxes		Depreciation	Equipment	Assets
May 31,2009
Global Entertainment Corporate Operations	$191		$(1,737)		$75	$64	$1,896	(a)
Central Hockey League/WPHL	3,222	(b)	1,098	(b)	5	—	1,347	(b)
Global Properties I	769		35		1	—	163
International Coliseums	1,892	(c)	1,063	(c)	3	—	235
Encore Facility Management	3,191	(d)	(52)		1	—	461
Global Entertainment Marketing Systems	455		13		2	—	125
Global Entertainment Ticketing	2,783		(218)		52	—	330
GEC Food Service (e)	676		(52)		53	609	611
Global Entertainment Corporation, consolidated	$13,179		$150		$192	$673	$5,168

May 31,2008
Global Entertainment Corporate Operations	$244		$(3,207)		$68	$199	$35,817	(a)
Central Hockey League/WPHL	2,294	(b)	246	(b)	4	—	549	(b)
Global Properties I	619		(200)		2	—	447
International Coliseums	1,063	(c)	394		5	4	47
Encore Facility Management	3,279	(d)	(581)		1	—	11
Global Entertainment Marketing Systems	767		(53)		3	47	42
Global Entertainment Ticketing	4,171		477		59	—	396
Discontinued Operations	—		—		—	—	2,033
Global Entertainment Corporation, consolidated	$12,437		$(2,924)		$142	$250	$39,342

(a)
Global Entertainment Corporate Operations assets include the investment in Wenatchee project of $34.5 million at May 31, 2008 and loss from continuing operations includes interest on the construction loan with Marshall in fiscal 2009 of $0.4 million.  Global Entertainment Corporate Operations assets include cash and cash equivalents of $1.1 million at May 31, 2009, and $0.4 million at May 31, 2008.

(b)
Central Hockey League/WPHL revenue and income from continuing operations before income taxes includes initial license fees of $1.1 million in fiscal 2009 and no initial license fees in fiscal 2008.  As of May 31, 2009, $0.6 million in initial license fees receivable were included in Central Hockey League/WPHL identifiable assets.

(c)
International Coliseums revenues for fiscal 2009 include $1.0 million of higher fees on the projects in Independence, Missouri, and Allen, Texas, which began fiscal 2008.  Construction of each project is expected to end late in the fall of 2009.  In addition to the projects in Independence, Missouri and Allen, Texas, ICC was also managing the construction project in Wenatchee, Washington until completion in October 2008.  Project management fees on Wenatchee for fiscal 2009 were comparable to those in fiscal 2008.

(d)
The Encore Facility Management contract with the events center in Youngstown, Ohio was cancelled effective September 2007 and the contract with the events center in Rio Rancho, New Mexico was cancelled effective January 2009.  Encore Facility Management revenues were $1.6 million lower in fiscal 2009 than in fiscal 2008 for these two facilities as a result of the cancellations.  This decrease in revenues was offset by a $1.6 million year-over year increase in revenues from the Wenatchee, Washington facility, opened in October 2008, the Prescott Valley, Arizona facility, operating in both years, the Allen, Texas project, begun in fiscal 2008, and the Independence, Missouri project, begun in fiscal 2009.

(e)	The GEC Food Service segment began operations October 2008 in Wenatchee, Washington.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc).  The assets consisted primarily of intangibles, including trademarks, service marks and domain names.  The cash from the transaction of approximately $1.8 million, net of transaction costs, was allocated primarily to the intangibles, with the remainder to tooling, inventory and other assets.

The assets and liabilities of Our Old Car Company included in our consolidated balance sheets in assets to be disposed and liabilities related to assets to be disposed are as follows (in thousands):

May 31,
2008

Receivables	$116
Prepaid expenses and other assets	154
Trademarks	1,763
Assets to be disposed	$2,033

Accounts payable	$37
Accrued liabilities	120
Deferred revenues	54
Liabilities related to assets to be disposed	$211

Cash flows from Our Old Car Company in fiscal 2009 consisted primarily of the collection of receivables and payment of liabilities existing as of the August 1, 2008, date of sale, which were largely unchanged from those existing at May 31, 2008.

The following table presents selected operating data for Our Old Car Company for fiscal years 2009 and 2008 (in thousands):

	2009	2008

Revenues	$60	$775
Loss on disposal	(127)	(1,148)
Loss before income taxes	(123)	(1,212)
Loss from discontinued operations, net of income tax	(123)	(1,212)

We had evaluated the recoverability of the trademarks as of February 29, 2008, and believed no impairment existed at that date.  Subsequent to that date, we decided to liquidate our investment in the assets of Our Old Car Company.  Included in the fiscal 2008 loss on disposal of $1.1 million is a $1.0 million write-down of the trademarks to the value assigned in the purchase price allocation.  In fiscal 2009, the loss on disposal reflects $0.1 million in revisions to the purchase price subsequent to August 1, 2008, the date of the initial transaction close.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINIANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of May 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including its principal executive officer and the principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  We monitor our disclosure controls and procedures and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Exchange Act and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of May 31, 2009, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of May 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely on our review of such forms received by us during the fiscal year ended May 31, 2009, or written representations from certain reporting persons, we believe that between June 1, 2008 and  May 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with, except that the following individuals each failed to timely file a Form 4 with respect to a grant of restricted stock on October 17, 2008: Michael L. Bowlin, Terry S. Jacobs, Stephen A McConnell, George Melville, Mark Schwartz, and James Treliving.

Website Access

Our website address is www.globalentertainment2000.com.  On our website we make available, free of charge, our code of ethics.  The information on our website is not incorporated by reference into, and is not part of, this report.

Other information required to be disclosed by this Item 10 will be included under the caption “Directors, Executive Officers and Corporate Governance” of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2009, which is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information on our directors and officers will be included under the caption “Executive Compensation and Other Related Information” of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2009, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information on equity compensation plans and beneficial ownership of our voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security will be included under the caption “Beneficial Ownership of the Company’s Securities” of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2009, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information on certain relationships and related transactions will be included under the caption “Certain Relationships and Related Parties” of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2009, which is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information on principal accountant fees and services will be included under the caption “Principal Accountant Fees and Services” of our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2009, which is hereby incorporated by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 28, 2009.

GLOBAL ENTERTAINMENT CORPORATION
(Registrant)

By	/s/ James Treliving
James Treliving
Chairman of the Board

By	/s/ Richard Kozuback
Richard Kozuback
Director / President & Chief Executive Officer

By	/s/ James Yeager
James Yeager
Chief Financial Officer / Treasurer

By	/s/ Michael L. Bowlin
Michael L. Bowlin
Director

By	/s/ Terry S. Jacobs
Terry S. Jacobs
Director

By	/s/ Stephen A McConnell
Stephen A McConnell
Director

By	/s/ George Melville
George Melville
Director

By	/s/ Mark Schwartz
Mark Schwartz
Director

Exhibit Index

Exhibit
3.1
Amended and Restated Articles of Incorporation, dated April 14, 2000 (incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

3.2	Bylaws dated April 18, 2000 (incorporated herein by reference to Exhibit 3.2 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)
3.2.1	First Amendment to the Bylaws dated May 20, 2008 (incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, as filed with the Commission on June 17, 2008)
10.1
2007 Long-Term Incentive Plan dated October 20, 2006 (incorporated herein by reference to Exhibit 4.5 of our Registration Statement on Form S-8, No. 333-150246, as filed with the Commission on April 15, 2008)

10.2
Employment Agreement between Global Entertainment Corporation and Richard Kozuback, dated April 18, 2000 (incorporated herein by reference to Exhibit 10.4 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

10.3
Joint Operating Agreement, between Western Professional Hockey League, Inc. and Central Hockey League Inc. dated January 19, 2001 (incorporated herein by reference to Exhibit 10.5 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

10.4	Modification to Joint Operating Agreement, dated June 4, 2008 (incorporated herein by reference to Exhibit 10.4 of our current report on Form 10-K, as filed with the Commission on August 29, 2008)
10.5
Form of License Agreement between Western Professional Hockey League, Inc. and licensees (incorporated herein by reference to Exhibit 10.6 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

10.6
Form of Amendment to License Agreement between Western Professional Hockey League, Inc. and licensees (incorporated herein by reference to Exhibit 10.7 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

10.7
Asset Purchase Agreement between Danbom Temporary, Inc. and Cragar Industries, Inc., dated July 31, 2008 (incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, as filed with the Commission on August 8, 2008)

10.8
Construction-Term Loan Agreement by and among Marshall Financial Group, LLC and Wenatchee Events Center, LLC dated August 2, 2007 (incorporated herein by reference to Exhibit 10.8 of our current report on Form 10-K, as filed with the Commission on August 29, 2008)

10.9
Amended and Restated Lease with Purchase Option Agreement between Wenatchee Events Center, LLC and the Greater Wenatchee Regional Events Center Public Facilities District and City of Wenatchee, dated May 30, 2007 (incorporated herein by reference to Exhibit 10.9 of our current report on Form 10-K, as filed with the Commission on August 29, 2008)

10.10
Investment Banking Services Agreement between Global Entertainment Corporation and Miller Capital Markets, LLC, dated December 14, 2007 (incorporated herein by reference to Exhibit 10.10 of our current report on Form 10-K, as filed with the Commission on August 29, 2008)

10.11
Consulting Agreement between Global Entertainment Corporation and Miller Capital Corporation, dated February 14, 2008 (incorporated herein by reference to Exhibit 10.11 of our current report on Form 10-K, as filed with the Commission on August 29, 2008)

10.12
Form of License Agreement between WPHL and franchises, effective February 28, 2008 (incorporated herein by reference to Exhibit 10.12 of our current report on Form 10-K, as filed with the Commission on August 29, 2008)

21*	Subsidiaries
31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.
31.2*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by James Yeager, Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and James Yeager, Chief Financial Officer.

* Filed herewith.