Form 10-Q
period 2009-08-31
GLOBAL ENTERTAINMENT CORP
filed 2009-10-15
CIK 885780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number  000-50643

GLOBAL ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-0933274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 N Desert Drive, Suite 301, Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

(480) 994-0772
(Registrant’s telephone number, including area code )

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

At October 12, 2009, 6,633,112 shares of Global Entertainment Corporation common stock were outstanding.

GLOBAL ENTERTAINMENT CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of August 31, 2009 (Unaudited) and May 31, 2009
(in thousands, except share and per share amounts)

	August 31,	May 31,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$756	$1,111
Accounts receivable, net of $5 allowance at May 31, 2009	3,359	2,220
Prepaid expenses and other assets	252	281
Property held for sale - food service equipment	577	—
Total Current Assets	4,944	3,612

Property and equipment, net	138	708
Goodwill	519	519
Other assets	295	329
Total Assets	$5,896	$5,168

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,817	$1,132
Accrued liabilities	487	588
Deferred revenues	458	64
Note payable - current portion	113	111
Total Current Liabilities	2,875	1,895

Deferred income tax liability, net	5	5
Note payable - long-term portion	40	69
Total Liabilities	2,920	1,969

Commitments and Contingencies

Equity:
Global Entertainment Corporation Equity -
Preferred stock - $.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock - $.001 par value; 50,000,000 shares authorized;
6,633,112 shares issued and outstanding as of August 31, 2009
and May 31, 2009	7	7
Paid-in capital	10,970	10,961
Retained deficit	(8,037)	(7,788)
Total Global Entertainment Corporation Equity	2,940	3,180
Noncontrolling interest	36	19
Total Equity	2,976	3,199
Total Liabilities and Equity	$5,896	$5,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2009 and 2008
(Unaudited) (in thousands, except share and per share amounts)

	2009	2008
Revenues:
Project development fees	$50	$209
Project management fees	446	465
Facility management fees	904	445
Ticket service fees	199	620
Food service revenue	72	—
Advertising sales commissions	71	245
License fees - league dues and other	374	274
License fees - initial and transfer	100	—
Other revenue	154	101
Total Revenues	2,370	2,359

Operating Costs:
Cost of revenues	1,136	979
General and administrative costs	1,464	1,496
Total Operating Costs	2,600	2,475

Operating Loss	(230)	(116)
Other Income (Expense):
Interest income	1	3
Interest expense	(3)	(7)
Total Other Expense	(2)	(4)
Loss from Continuing Operations Before Tax	(232)	(120)
Income Tax Benefit	—	—
Loss from Continuing Operations, net of tax	(232)	(120)
Loss from Discontinued Operations, net of tax	—	(48)
Net Loss	(232)	(168)
Net Income (Loss), attributable to noncontrolling interest	17	(8)
Net Loss, attributable to Global	$(249)	$(160)

Loss Per Share - basic and diluted:
Loss from continuing operations, attributable to Global common shareholders	$(0.04)	$(0.02)
Loss from discontinued operations, attributable to Global common shareholders	—	—
Net loss, attributable to Global common shareholders	$(0.04)	$(0.02)

Weighted Average Number of Shares Outstanding - basic and diluted	6,633,112	6,625,114

Amounts attributable to Global common shareholders
Loss from continuing operations, net of tax, attributable to Global common shareholders	$(249)	$(112)
Loss from discontinued operations, net of tax, attributable to Global common shareholders	—	(48)
Net loss, attributable to Global common shareholders	$(249)	$(160)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended May 31, 2009 and the Three Months Ended August 31, 2009
(Unaudited)
(in thousands, except share amounts)

	Global Entertainment Corporation
	Common Stock		Paid-in	Retained		Non-Controlling	Total
	Shares	Amount	Capital	Deficit	Total	Interest	Equity

Balance at May 31, 2008	6,625,114	$7	$10,930	$(7,815)	$3,122	$(38)	$3,084

Issuance of restricted stock	8,000	—	—	—	—	—	—

Stock-based compensation - restricted stock	—	—	31	—	31	—	31

Other	(2)	—	—	—	—	—	—

Net income	—	—	—	27	27	57	84

Balance at May 31, 2009	6,633,112	7	10,961	(7,788)	3,180	19	3,199

Stock-based compensation - restricted stock	—	—	9	—	9	—	9

Net income (loss)	—	—	—	(249)	(249)	17	(232)

Balance at August 31, 2009	6,633,112	$7	$10,970	$(8,037)	$2,940	$36	$2,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2009 and 2008
(Unaudited) (in thousands)

	2009	2008
Cash flows from operating activities:
Net loss, attributable to Global	$(249)	$(160)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	42	34
Unbilled earnings on Wenatchee project	—	(174)
Provision for doubtful accounts	18	8
Noncontrolling interest	17	(8)
Stock-based compensation - restricted stock	9	8
Discontinued operations and related impairment charges	—	5
Changes in assets and liabilities, net of businesses disposed-
Accounts receivable	(1,157)	(64)
Prepaid expenses and other assets	63	(217)
Accounts payable	685	(443)
Accrued liabilities	(101)	240
Deferred revenues	394	503
Net cash used in operating activities	(279)	(268)

Cash flows from investing activities:
Investment in Wenatchee project	—	(12,556)
Deposit of restricted cash	—	(1,250)
Purchase of fixed assets	(49)	—
Proceeds from disposition of Our Old Car Company assets, net of expenses	—	1,790
Net cash used in investing activities	(49)	(12,016)

Cash flows from financing activities:
Notes payable proceeds	—	12,679
Notes payable payments	(27)	(275)
Net cash provided by (used in) financing activities	(27)	12,404

Net increase (decrease) in cash and cash equivalents	(355)	120

Cash and cash equivalents, beginning of period	1,111	443

Cash and cash equivalents, end of period	$756	$563

Supplemental Disclosures:
Interest paid	$3	$7
Income taxes paid (received)	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Use of Estimates

Description of the Company

Global Entertainment Corporation (referred to in this report as “we,” “us,” “Global”) is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing.  We are primarily focused on projects located in mid-size communities.

Our current principal operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing, Encore Facility Management and GEC Food Service, LLC.

We, through our wholly owned subsidiary, Western Professional Hockey League, Inc. (WPHL), operate the Western Professional Hockey League, a minor league professional hockey organization, and are the licensor of the independently owned hockey teams which participate in the league.  WPHL has entered into a joint operating agreement with the Central Hockey League, Inc. (CHL, Inc.).  The effect of the joint operating agreement is that the two leagues had their respective teams join together and operate under the “Central Hockey League” name (as the League).  The terms of the joint operating agreement define how the League will operate.

The League currently consists of seventeen (17) teams, (fifteen (15) expected to play in the 2009-2010 season) located in mid-market communities throughout the Central, Western and Southern regions of the United States.  Three teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

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

GEC Food Service, LLC (formerly Global Food Service, LLC) (Food Service), formed in fiscal 2009, manages facility food service operations.

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.).

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, Encore, GetTix, Food Service and Our Old Car Company (formerly known as Cragar Industries, Inc.), as well as the limited liability companies formed for facility management.  Intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the three month period ended August 31, 2009, are not necessarily indicative of the results that may be expected for the year ending May 31, 2010, or for any other period.

For further information, refer to the consolidated financial statements and footnotes included in our report on Form 10-K for the year ended May 31, 2009.

Certain reclassifications are reflected in prior periods for the purpose of consistent presentation.

Subsequent events have been evaluated and disclosed through the date of this filing, which is the date these consolidated financial statements were issued.

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

We believe our critical accounting policies and material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, arena guarantees and other contingencies, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of a liability related to the secondary guarantee related to a worker’s compensation program, and the allocation of expenses and division of profit or loss relating to the joint operating agreement.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Accounting Developments

In November 2007, the EITF modified GAAP to prohibit application of the equity method of accounting to activities performed outside of a separate legal entity and requires revenues and costs incurred with third parties in connection with collaborative agreements be presented gross or net based on other applicable accounting literature.  Payments to or from collaborators should be presented in an income statement based on the nature of the arrangement, whether the payments are within the scope of other accounting literature, and certain other criteria.  We adopted these standards effective June 1, 2009, and applied the standards to our accounting for CHL, Inc.’s interest in the League effective June 1, 2009.  Based on the nature of our arrangement with CHL, Inc., its interest is accounted for by analogy to the standards for the accounting and reporting of noncontrolling interests.

In December 2007, the FASB modified GAAP by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  The standards also provide income statement presentation guidance and require expanded disclosures.  We adopted these standards effective June 1, 2009, prospectively, except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented.  We account for CHL, Inc.’s interest in the League in accordance with these new standards effective June 1, 2009.  The impact on our financial position and results of operations was as follows:

•	CHL, Inc.’s share of the results of League operations is reflected separately on the face of the consolidated statements of operations below net income (loss) rather than in other income (expense).
•
CHL, Inc.’s undistributed earnings (loss) in the League is presented as noncontrolling interest in the equity section of the consolidated balance sheets, for all periods presented.  Prior to adoption of these standards, CHL, Inc.’s undistributed earnings (loss) in the League had been presented in the consolidated balance sheets as a liability as of May 31, 2009, and an asset as of August 31, 2008.

In September 2009, the EITF issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2010, for our fiscal year 2011, unless we elect to early adopt the standards effective June 1, 2009.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.  We have not determined if we will early adopt the standards.

In June 2009, the FASB changed the consolidation rules as they relate to variable interest entities.  The standards change the model for determining who should consolidate a variable interest entity, and require ongoing reassessment of whether we should consolidate a variable interest entity.  The standards will be effective June 1, 2010, for our fiscal year 2011.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.

Earnings (Loss) Per Share (EPS)

Basic EPS is computed by dividing the applicable numerator for earnings (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing the applicable numerator for earnings (loss) by the total of the weighted average number of shares of common stock securities outstanding during the period and the effect of dilutive securities outstanding during the period.  The effect of dilutive securities is not included in the weighted average number of shares outstanding when inclusion would increase the earnings per share or decrease the loss per share for income (loss) from continuing operations, net of tax.  The computation of diluted EPS equals the basic calculation in the three months ended August 31, 2009 and 2008, because common stock equivalents were antiduilutive due to the loss from continuing operations, net of tax, in those periods.

Reconciliations of the numerators and denominators in the EPS computations for loss from continuing operations, net of tax, for the three months ended August 31, 2009 and 2008, follow:

	2009	2008
NUMERATOR- basic and diluted (in thousands):
Loss from continuing operations, net of tax, attributable to Global
common shareholders	$(249)	$(112)

DENOMINATOR:
Basic EPS - weighted average shares outstanding	6,633,112	6,625,114
Effect of dilutive securities	—	—
Diluted EPS - weighted average shares outstanding	6,633,112	6,625,114

Number of shares of common stock which could have been
purchased with average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average price of $4.99 and $4.89 for the three	294,761	390,148
months ended August 31, 2009 and 2008)
Warrants (average price of $7.10 and $6.32 for the three months	215,800	275,760
ended August 31, 2009 and 2008)
Restricted stock	25,900	20,500

The impacts of all outstanding options, warrants and restricted stock outstanding at August 31, 2009, were not included in the calculation of diluted EPS for the three months ended August 31, 2009, because to do so would be antidilutive.  Outstanding options, warrants and restricted stock could potentially dilute EPS in the future.

Note Payable

As of August 31, 2009, note payable consists entirely of a note payable we entered into in fiscal year 2008 in connection with settlement of a legal matter.  The note calls for 36 payments of $10 thousand monthly through December 2010.  We recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs. The note had an initial present value of $0.3 million.

We had a $1.75 million line of credit that expired October 1, 2009.  The line of credit bore interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments.  As of August 31, 2009, and through the date of this filing, we had received no cash advances on this credit facility.

The credit facility had been secured by substantially all of our tangible and intangible assets.  In order to borrow, we had to meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $1.75 million as of May 31, 2009, increasing by 75% of consolidated net income and 100% of all other increases of equity (including the amount of any stock offering or issuance) on each anniversary date after May 31, 2009.  We were required to maintain a zero balance for a consecutive 30 day period during the term of the facility.  As of August 31, 2009, we were in compliance with the covenants.

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

In addition to a $1 thousand initial capital contribution, we contributed $250 thousand as an initial preferred capital contribution and PVSE, LLC contributed land with an approximate value of $1.5 million as an initial preferred capital contribution.  Payment of the $250 thousand was made to PVEC, LLC in December 2008.  We recorded losses on our investment in fiscal 2008, in the amount of $251 thousand, to bring our investment to zero.  Our investment was zero at May 31, 2009, and remains zero at August 31, 2009.

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

Cash distributions and distributions in liquidation are to be made to each member in the following priority: 1) to the extent needed to pay taxes, 2) to each member to the extent of loans in the form of our unpaid management fees and PVSE, LLC’s unpaid parking fees, and 3) to PVSE, LLC, until their preferred account equals ours (including preferred returns of 5% thereon) and then 50/50.  Therefore, in fiscal 2008 we recognized 100% of PVEC, LLC’s losses to the extent of our funding commitment ($251 thousand).  We will recognize additional losses to the extent of any loans to PVEC, LLC, should they accumulate, in the form of deferred management fees.

PVEC, LLC’s unaudited financial information for the three months ended August 31, 2009 and 2008, follows (in thousands):

	2009	2008
Operating revenue	$343	$615
Operating loss	309	228
Net loss	319	241

Selected PVEC, LLC unaudited financial information as of August 31, 2009 and May 31, 2009, follows (In thousands):

	August 31,	May 31,
	2009	2009
Property and equipment,net	$28,870	$29,251
Receivable from Town	7,227	6,558
Total assets	39,292	38,758
Debt payable	35,000	35,000
Retained deficit	1,375	1,054
Members' equity	366	685

Our consolidated financial statements reflect the following related to transactions between us and PVEC, LLC (in thousands).

	Three Months Ended
	August 31,	August 31,
	2009	2008
Facility management fees, exclusive of payroll costs (Encore)	$2	$17
Facility management fees, payroll costs (Encore)	134	155
Facility management fees, reimbursed expenses (Encore)	10	19
Advertising sales commission (GEMS)	40	67
Ticket service fees (GetTix)	20	41
Cost of revenues, facility payroll (Encore)	134	155
Cost of revenues, reimbursed expenses (Encore)	10	19

	August 31,	May 31,
	2009	2009
Accounts receivable	$298	$100

Commitments and Contingencies

Operating Leases

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning January 2008.  The lease is renewable for an additional sixty-month period.  Leasehold improvements at the location are depreciated over the initial lease term.  Non-level rents are recognized on a straight-line basis over the initial lease term.  Liabilities related to non-level rents of $92 thousand and $96 thousand were included in accrued liabilities at August 31, 2009 and May 31, 2009.

In addition we are committed under an equipment and maintenance contract to pay $1 thousand monthly through December 2010.

Litigation

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured.  As of August 31, 2009, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations.  To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability.  There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving the City of Rio Rancho, New Mexico filed in the New Mexico 13th Judicial District, Sandoval County, Case No. 01329 CV091504.  Our claim seeks resolution of matters stemming from the time during which we managed the events center in Rio Rancho, New Mexico.  Specifically, our claim is based on breach of contract and other matters.  The complaint seeks payment of monies due in excess of $0.3 million and declaratory judgment that we have no liability to third-party creditors of the center.  The city’s counterclaim alleges breach of contract, among other claims, and seeks judgment in excess of $0.2 million.  We believe the counterclaim is without merit.

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in Allstate Life Insurance Company (Allstate) v. Global Entertainment Corporation et. al.  This suit, Case No. CV1962-JWS, was filed in United States District Court, District of Arizona.  The litigation relates to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  Allstate is a bond holder and the complaint alleges the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  Allstate seeks unspecified damages and/or reimbursement of its investment, in excess of $26 million.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified and we believe defense costs will be limited to the amount of our insurance deductible, $100 thousand or less.

All litigation settlement expenses are included in general and administrative costs.  The following summarizes litigation settlement activity for the three months ended August 31, 2009 and 2008, and the balance sheet classification of litigation settlement liabilities at August 31, 2009 and May 31, 2009 (in thousands).

	2009	2008
Litigation settlement liabilities, beginning of period	$330	$283
Cash payments	(127)	(25)
Litigation settlement liabilities, end of period	$203	$258

	August 31,	May 31,
	2009	2009
Accounts payable	$50	$125
Accrued liabilities	—	25
Note payable - current portion	113	111
Note payable - long-term portion	40	69
	$203	$330

Legal services costs are expensed as incurred.  At August 31, 2009 and May 31, 2009, accounts payable included $195 thousand and $176 thousand in legal services costs.  At August 31, 2009 and May 31, 2009, accrued liabilities included $23 thousand and $21 thousand in legal services costs.

Contingencies

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners and customers.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of August 31, 2009.

As of August 31, 2009, we have entered into various employment contracts with key employees.  Under certain circumstances we may be liable to pay amounts based on the related contract terms.

Guarantees

In February 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Texas.  The initial term of this agreement is fifteen years, with an option by the city to renew for an additional five years under certain conditions.  This agreement includes a guarantee that the events center will operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement.  This guarantee requires that all amounts reasonably required for the operation and maintenance of the events center will be generated by the operation of the events center, or otherwise paid by us.  Should we be obligated to fund any operational shortfalls, the agreement provides for reimbursement to us from future profits from the events center.  The maximum amount of future payments we could be required to make under this operational guarantee is theoretical due to various unknown factors.  However, the guarantee would be limited to the operational loss from the facility for each year of the guarantee, less any reimbursements from the facility.  We do not believe, however no assurance can be made, that any potential guarantee payments would be material based on the operating results of similar facilities.  The facility is expected to open in the fall of 2009.

In April 2009, we entered into an agreement with the city in Texas to fund a performance reserve related to having a hockey team play in the facility.  Under the agreement we delay receipt of advertising sales commissions otherwise payable to us to fund a performance reserve.  To the extent the performance reserve falls below the required reserve, we must fund cash.  The required performance reserve levels are as follows:

•	November 1, 2009 - $200,000, reduced to $150,000 when a hockey team plays the 2009-2010 season opener
•	November 1, 2010 - $150,000, reduced to $100,000 when a hockey team plays the 2010-2011 season opener
•	November 1, 2011 - $100,000, reduced to $50,000 when a hockey team plays the 2011-2012 season opener
•	November 1, 2012 - $50,000, reduced to zero when a hockey team plays 2012-2013 season opener.

If no hockey team plays a season opener through the 2018-2019 season opener, the amount then in the reserve account is forfeited and future advertising sales commission are forfeited until either a hockey team plays in a season opener or a total of $300 thousand is forfeited.  In no event is the amount forfeited to exceed $300 thousand.  A hockey team is currently scheduled to play the 2009-2010 season and we believe the likelihood we will forfeit anything under this guarantee is remote.

In May 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Missouri.  The initial term of this agreement ends fifteen years from facility opening, and the city may renew the agreement for an additional five years under the same terms.  The facility is expected to open in the fall of 2009.  Our compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement.  The management agreement includes a guarantee that we will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate.  Under the terms of the agreement the city shall advance $0.5 million to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account.  Excess funds in the facility operating account each operating year, after paying operating expenses, our base Encore fee and GEMS commission, are to be used in the following priority: 1) to reimburse us for any subsidy payments we have made, 2) to replenish the temporary operating reserve account, 3) to fund the capital reserve account and 4) to pay on a co-equal basis our incentive fee and deposits to three additional reserve accounts.  The maximum amount of future payments we could be required to make under the guarantee is theoretical due to various unknown factors.  However, once the temporary operating reserve account is depleted, the guarantee subsidy payments would be limited to the operational loss each operating year, plus the amount of our facility management fees and advertising sales commissions.  We do not expect to make guarantee subsidy payments based on operating results of similar facilities, however, no assurance can be made that a payment pursuant to this guarantee would not be paid in the future and that such payment would not be material.

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

We provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $1.5 million related to a guarantee under a workers compensation program.  This letter of credit is fully collateralized by third parties.  No amounts have been drawn on this letter of credit as of August 31, 2009.  We believe the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at August 31, 2009.

We have guaranteed payment of a lease for equipment used by PVEC, LLC.  As of August 31, 2009, twenty-nine payments averaging $13 thousand per month, including principal and interest were outstanding.  The fair value of the lease obligation at August 31, 2009, was approximately $340 thousand.  The lease is secured by the equipment.  We believe the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at August 31, 2009.

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

The following table presents selected operating data for Our Old Car Company for the three months ended August 31, 2009 and 2008 (in thousands):

	2009	2008
Revenues	$—	$60
Loss on disposal	—	(51)
Loss before income taxes	—	(48)
Loss from discontinued operations, net of income tax	—	(48)

Credit Risk

Our business activities and accounts receivable are with customers in various industries located throughout the United States.  We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.

The League operates primarily in mid-sized communities in the Central, Western and Southern regions of the United States, including Arizona, Colorado, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, South Dakota, and Texas in fiscal 2010.  Our facility management fees and project management fees are derived from events centers currently operating in, or being constructed in, Arizona, Missouri, Texas and Washington in fiscal 2010.  The economic downturn which has affected these markets has negatively impacted our operating results and will most likely continue to do so until an economic recovery is complete.

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

At August 31, 2009 and 2008, and at May 31, 2009, goodwill relates to our International Coliseums segment.

The Food Service segment began operations in fiscal 2009.

No interest expense was allocated to discontinued operations in fiscal 2009 or fiscal 2008.

	Three Months Ended
	Gross Revenues	Income (Loss) from Continuing Operations Before Tax	Identifiable Assets
August 31, 2009
Global Entertainment Corporate Operations	$154	$(342)	$1,628	(a)
Global Food Service (b)	72	(26)	598
Central Hockey League/WPHL	474	192	846
Global Properties I	50	(72)	150
International Coliseums	446	271	1,808	(c)
Encore Facility Management	904	(22)	484
Global Entertainment Marketing Systems	71	(30)	212
Global Entertainment Ticketing	199	(203)	170
Global Entertainment Coporation Consolidated	$2,370	$(232)	$5,896

August 31, 2008
Global Entertainment Corporate Operations	$101	$(445)	$49,426	(a)
Central Hockey League/WPHL	274	(5)	445
Global Properties I	209	27	408
International Coliseums	463	337	662
Encore Facility Management	445	(51)	91
Global Entertainment Marketing Systems	245	150	144
Global Entertainment Ticketing	622	(133)	467
Global Entertainment Coporation Consolidated	$2,359	$(120)	$51,643

(a)
Global Entertainment Corporate Operations assets include the investment in Wenatchee project of $47.2 million at August 31, 2008.  The investment was sold in December 2008.  Global Entertainment Corporate Operations assets include cash and cash equivalents and restricted cash of $0.8 million and $0.6 million at August 31, 2009 and 2008.

(b)
The Global Food Service segment began operations October 2008 in Wenatchee, Washington.  The Wenatchee food service contract ended effective August 31, 2009.  We have contracted to manage food service operations in the Allen, Texas and Independence, Missouri facilities, which are scheduled to open in November 2009, using equipment owned by the cities.

(c)
The International Coliseums segment assets at August 31, 2009, include $1.0 million in accounts receivable from a city to fund furniture, fixture and equipment purchases made as agent for the city.  August 31, 2008 assets included no comparable amounts.

Property Held for Sale

The City of Wenatchee, Washington has agreed to purchase our food service equipment, in its entirety for $0.6 million.  We discontinued depreciation of the equipment in July 2009 and the net book value of the equipment is classified as property held for sale in the accompanying consolidated balance sheets.  We expect to receive the purchase price in October 2009.  We have contracted to provide food service operations for the facilities in Allen, Texas and Independence, Missouri, using those cities’ food service equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Disclosure

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995 regarding future events, including statements concerning our future operating results and financial condition and our future capital needs and sources.  These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions.  Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements.  These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to those discussed in our report on Form 10-K for the fiscal year ended May 31, 2009.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

General

The following is management’s discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Description of the Company

Our current operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing, Encore Facility Management and GEC Food Service, LLC.

Pursuant to a joint operating agreement between us and Central Hockey League Inc. (CHL, Inc.), WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the League), which currently consists of seventeen teams (fifteen expected to play in the 2009-2010 season) located in mid-market communities throughout the Central, Western and Southern regions of the United States.

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

GEC Food Service, LLC (formerly Global Food Service, LLC) (Food Service), formed in fiscal 2009, manages facility food service operations.

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.).

Critical Accounting Policies, Estimates and Judgments

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended May 31, 2009.  We believe our most critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts, arena guarantees and other contingencies, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of a liability related to the secondary guarantee related to a worker’s compensation program, and the allocation of expenses and division of profit or loss relating to the joint operating agreement.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Overview and Forward Looking Information

During fiscal year 2008 we decided to divest of Our Old Car Company (formerly Cragar Industries, Inc.).  As a result, the operations of Our Old Car Company have been classified as loss from discontinued operations in the consolidated statements of operations for all periods presented.  Revenues and operating costs in the consolidated statements of operations now exclude all accounts of Our Old Car Company.

Total revenue in the quarter ended August 31, 2009, included $0.3 million in facility management fees, ticket service fees, and food service revenues from contracts with the facility in Wenatchee, Washington, which opened in October 2008.  The contracts related to that facility were terminated effective August 31, 2009.

We are currently managing construction projects for facilities in Allen, Texas and Independence, Missouri.  We have contracted to provide facility management service, food service, ticket service and advertising sales at those facilities.  The facilities in Allen, Texas and Independence, Missouri are scheduled to open in November 2009.  We expect to obtain food service revenues from those facilities beginning in November.  We earned advertising sales commissions and certain pre-opening related facility management fees from the facilities in the quarter ended August 31, 2009, and expect to earn advertising sales commissions and facility management fees after the openings under our multi-year contracts.

Ground breaking on the facility in Dodge City, Kansas is scheduled for October 2009.  Under our agreements related to the facility we expect to earn $50 thousand in project development fees in our second quarter ended November 30, 2009.  We began earning project management fees related to this project in the fourth quarter of fiscal 2009 and fees are expected to be earned over a total of twenty-two months.

Our multi-year contracts with PVEC, LLC to provide facility management services, ticket services and advertising sales were active in the quarter ended August 31, 2009, and remain active through the date of this filing.

We believe high unemployment levels and continued economic weakness have impacted our revenues and, in particular, contributed to 1) a decline in our ticket service fees and advertising sales commissions in the first quarter ended August 31, 2009, compared to the prior year quarter and 2) our inability to enter into arrangements to generate additional project development fees.

Three Months Ended August 31, 2009, Compared to Three Months Ended August 31, 2008

Revenues (in thousands):

	Three Months Ended
	August 31, 2009	% of Revenue	August 31, 2008	% of Revenue	Change	% Change

Project development fees	$50	2.1	$209	8.9	$(159)	(76.1)
Project management fees	446	18.8	465	19.7	(19)	(4.1)
Facility management fees	904	38.1	445	18.9	459	103.1
Ticket service fees	199	8.4	620	26.3	(421)	(67.9)
Food service revenue	72	3.0	—	—	72	NM
Advertising sales commissions	71	3.0	245	10.4	(174)	(71.0)
License fees - league dues and other	374	15.8	274	11.6	100	36.5
License fees - initial and transfer	100	4.2	—	—	100	NM
Other	154	6.5	101	4.3	53	52.5
Total Revenues	$2,370	100.0	$2,359	100.0	$11	0.5

At $2.4 million, total revenues were 0.5% higher in the quarter ended August 31, 2009, compared to the quarter ended August 31, 2008.

Project development fees for the quarter ended August 31, 2009, relate to the project for the facility in Dodge City, Kansas, signed in fiscal 2009.  Project development fees in the prior year quarter related to the project for the facility in Allen, Texas.  The Dodge City related agreement is currently the only active contract providing for development fees.

Project management fees of $0.4 million were 4.1% lower for the quarter ended August 31, 2009, than the prior year quarter.  Project management fees related to the Allen, Texas and Independence, Missouri projects for the quarter ended August 31, 2009, approximated the fees on those projects in the prior year quarter.  The Dodge City, Kansas project management fees in the quarter ended August 31, 2009, approximated the Wenatchee, Washington project management fees in the prior year quarter.

Facility management fees were $0.9 million for the quarter ended August 31, 2009, compared to $0.4 million in the quarter ended August 31, 2008.  Facility management fees include both recurring fees for management of facilities and fees for preopening services.  The $0.5 million increase in facility management fees is the result of fees for preopening services on the Allen, Texas and Independence, Missouri projects in the quarter ended August 31, 2009.  There were no comparable fees in the prior year quarter.  The year-over-year increase in recurring fees from the Wenatchee, Washington facility, which opened in October 2008, was offset by a decline in monthly management fees from the Rio Rancho, New Mexico facility, which ended in January 2009.

Ticket service fees decreased $0.4 million, to $0.2 million for the quarter ended August 31, 2009, from $0.6 million in the prior year quarter.  This decrease in ticket service fees reflects decreases from a continued decline in the number of events held, attendance at events and venues under contract, offset by an increase in fees from services to the facility in Wenatchee, Washington.

Advertising sales commissions were $0.1 million for the quarter ended August 31, 2009, and $0.2 million for the quarter ended August 31, 2008.  Sales commissions decreased at all facilities which were under management in both periods.  Sales commissions from the Allen, Texas and Independence, Missouri projects in the quarter ended August 31, 2009, were not sufficient to offset the decrease from the loss of sales commissions from the Rio Rancho, New Mexico and Hidalgo, Texas facilities, no longer under contract.

License fees – league dues and other increased $0.1 million to $0.4 million for the quarter ended August 31, 2009, from $0.3 million for the quarter ended August 31, 2008.  Other license fees include an additional $0.1 million of sponsorship revenue in the quarter ended August 31, 2009, than in the prior year quarter.

License fees – initial and transfer, include fees from a transfer in the quarter ended August 31, 2009.  Since initial and transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

Operating Costs (in thousands):

	Three Months Ended
	August 31, 2009	% of Revenue	August 31, 2008	% of Revenue	Change	% Change

Cost of revenues	$1,136	47.9	$979	41.5	$157	16.0
General and administrative costs	1,464	61.8	1,496	63.4	(32)	(2.1)
Total Operating Costs	$2,600	109.7	$2,475	104.9	$125	5.1

Total operating costs increased $0.1 million to $2.6 million for the quarter ended August 31, 2009, from $2.5 million in the prior year quarter.  The quarter ended August 31, 2009, included $0.4 million of preopening costs for the Allen, Texas and Independence, Missouri projects.  There were no comparable costs in the prior year quarter.  That increase in cost of revenues was offset by a $0.3 million decrease in ticket servicing costs related to the decline in ticket service fees.

Loss from Continuing Operations (in thousands):

	Three Months Ended
	August 31, 2009	% of Revenue	August 31, 2008	% of Revenue	Change	% Change

Loss from continuing operations, before tax	$(232)	(9.8)	$(120)	(5.1)	$(112)	$93.3

Loss from continuing operations, before tax was $0.2 million for the quarter ended August 31, 2009, compared to a loss from continuing operations, before tax of $0.1 million for the quarter ended August 31, 2008.  The increased loss was primarily a result of the change in mix of revenues: a higher percentage of revenues was derived from facility management fees in the quarter ended August 31, 2009, than in the prior year quarter and a lower percentage of revenues was derived from ticket service fees in the quarter ended August 31, 2009, than in the prior year quarter.  Operating costs as a percentage of revenues are higher on facility management fees than on ticket service fees.

Liquidity and Capital Resources

As of August 31, 2009, we had $0.8 million in cash and cash equivalents, including cash collected for GetTix tickets of less than $0.1 million for events scheduled to occur in the future.

On September 1, 2009, we collected $625 thousand on an account receivable included in our August 31, 2009, balance sheet, which was in payment of the final installment of an initial license fee, included in revenue in the fourth quarter of fiscal 2009.

Under our performance guarantee related to the hockey team in Texas, we expect $150 thousand of working capital, in the form of cash and accounts receivable, will be unavailable to us from November 2009 until November 2010, when we expect $50 thousand will be released.

Cash used in operating activities was $0.3 million in the quarter ended August 31, 2009.  During the quarter ended August 31, 2009, we began receiving furniture, fixture and equipment on the project in Allen, Texas.  We generally pay the vendors for these items after obtaining funds from the city.  This furniture, fixture and equipment activity increased accounts receivable $1.0 million between May 31, 2009, and August 31, 2009, and increased accounts payable $0.9 million between May 31, 2009 and August 31, 2009.

Cash used in investing activities in the quarter ended August 31, 2009, was limited to fixed asset purchases.  We expect to receive $0.6 million when we sell our food service equipment to the City of Wenatchee, Washington in October 2009.  Food service operations in the cities of Allen, Texas and Independence, Missouri are scheduled to begin in November 2009.  We will use the cities’ equipment to conduct those food service operations and thus do not expect to make any material capital expenditures in the remainder of fiscal 2010.

Cash used in financing activities for the quarter ended August 31, 2009, consisted entirely of scheduled payments on our note payable.  We do not currently have any intentions of entering into any additional financing arrangements.

We had a $1.75 million line of credit that expired October 1, 2009.  The line of credit bore interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments.  As of August 31, 2009, and through the date of this filing, we had received no cash advances on this credit facility.  We did not renew the facility.

The credit facility had been secured by substantially all of our tangible and intangible assets.  In order to borrow, we had to meet certain financial covenants, including maintaining a minimum current ratio (current assets compared to current liabilities) of 1.05 as of the end of each fiscal quarter, a minimum consolidated tangible net worth of $1.75 million as of May 31, 2009, increasing by 75% of consolidated net income and 100% of all other increases of equity (including the amount of any stock offering or issuance) on each anniversary after May 31, 2009.  We were required to maintain a zero balance for a consecutive 30 day period during the term of the facility.  As of August 31, 2009, we were in compliance with these covenants.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan.  Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through August 31, 2010.  If our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources.  We cannot guarantee that we would be able to obtain financing, if needed, on terms acceptable to us, if at all.

Accounting Developments

In November 2007, the EITF modified GAAP to prohibit application of the equity method of accounting to activities performed outside of a separate legal entity and requires revenues and costs incurred with third parties in connection with collaborative agreements be presented gross or net based on other applicable accounting literature.  Payments to or from collaborators should be presented in an income statement based on the nature of the arrangement, whether the payments are within the scope of other accounting literature, and certain other criteria.  We adopted these standards effective June 1, 2009, and applied the standards to our accounting for CHL, Inc.’s interest in the League effective June 1, 2009.  Based on the nature of our arrangement with CHL, Inc., its interest is accounted for by analogy to the standards for the accounting and reporting of noncontrolling interests.

In December 2007, the FASB modified GAAP by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  The standards also provide income statement presentation guidance and require expanded disclosures.  We adopted these standards effective June 1, 2009, prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.  We account for CHL, Inc.’s interest in the League in accordance with these new standards effective June 1, 2009.  The impact on our financial position and results of operations was as follows:

•	CHL, Inc.’s share of the results of League operations is reflected separately on the face of the consolidated statements of operations below net income (loss) rather than in other income (expense).

•
CHL, Inc.’s undistributed earnings (loss) in the League is presented as noncontrolling interest in the equity section of the consolidated balance sheets, for all periods presented.  Prior to adoption of these standard CHL, Inc.’s undistributed earnings (loss) in the League had been presented in the consolidated balance sheets as a liability as of May 31, 2009, and as an asset as of August, 31 2008.

In September 2009, the EITF issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2010, for our fiscal year 2011, unless we elect to early adopt the standards effective June 1, 2009.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.  We have not determined if we will early adopt the standards.

In June 2009, the FASB changed the consolidation rules as they relate to variable interest entities.  The standards change the model for determining who should consolidate a variable interest entity, and require ongoing reassessment of whether we should consolidate a variable interest entity.  The standards will be effective June 1, 2010, for our fiscal year 2011.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of August 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are a plaintiff and a counter-defendant in a lawsuit involving the City of Rio Rancho, New Mexico filed in the New Mexico 13th Judicial District, Sandoval County, Case No. 01329 CV091504.  Our claim seeks resolution of matters stemming from the time during which we managed the events center in Rio Rancho, New Mexico.  Specifically, our claim is based on breach of contract and other matters.  The complaint seeks payment of monies due in excess of $0.3 million and declaratory judgment that we have no liability to third-party creditors of the center.  The city’s counterclaim alleges breach of contract, among other claims, and seeks judgment in excess of $0.2 million.  We believe the counterclaim is without merit.

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in Allstate Life Insurance Company (Allstate) v. Global Entertainment Corporation et. al.  This suit, Case No. CV1962-JWS, was filed in United States District Court, District of Arizona.  The litigation relates to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  Allstate is a bond holder and the complaint alleges the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  Allstate seeks unspecified damages and/or reimbursement of its investment, in excess of $26 million.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified and we believe defense costs will be limited to the amount of our insurance deductible, $100 thousand or less.

Item 1A.  Risk Factors

Not applicable.

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

GLOBAL ENTERTAINMENT CORPORATION
(Registrant)

October 15, 2009	By	/s/Richard Kozuback
Richard Kozuback
President & Chief Executive Officer

October 15, 2009	By	s/James Yeager
James Yeager
Senior Vice President & Chief Financial Officer

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit

31.1	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.*

31.2	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by James Yeager, Chief Financial Officer.*

32	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and James Yeager, Chief Financial Officer.*

*	Filed herewith.