Form 10-Q
period 2009-11-30
GLOBAL ENTERTAINMENT CORP
filed 2010-01-14
CIK 885780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

At January 11, 2010, 6,646,062 shares of Global Entertainment Corporation common stock were outstanding.

GLOBAL ENTERTAINMENT CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of November 30, 2009 (Unaudited) and May 31, 2009
(in thousands, except share and per share amounts)

	November 30,	May 31,
	2009	2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,561	$1,111
Accounts receivable, net of $5 allowance at May 31, 2009	3,163	2,220
Prepaid expenses and other assets	457	281
Total Current Assets	6,181	3,612

Property and equipment, net	127	708
Accounts receivable	640	215
Goodwill	519	519
Other assets	119	114
Total Assets	$7,586	$5,168

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$3,546	$1,132
Accrued liabilities	506	588
Deferred revenues	392	64
Note payable - current portion	115	111
Total Current Liabilities	4,559	1,895

Deferred income tax liability, net	5	5
Note payable - long-term portion	10	69
Total Liabilities	4,574	1,969

Commitments and Contingencies

Equity:
Global Entertainment Corporation Equity -
Preferred stock - $.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock - $.001 par value; 50,000,000 shares authorized;
6,646,062 and 6,633,112 shares issued and outstanding as of
November 30, 2009 and May 31, 2009	7	7
Paid-in capital	10,980	10,961
Retained deficit	(8,011)	(7,788)
Total Global Entertainment Corporation Equity	2,976	3,180
Noncontrolling interest	36	19
Total Equity	3,012	3,199
Total Liabilities and Equity	$7,586	$5,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 2009 and 2008
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Revenues:
Project development fees	$102	$269	$152	$478
Project management fees	533	761	979	1,226
Facility management fees	1,534	728	2,438	1,173
Ticket service fees	314	695	513	1,315
Food service revenue	252	130	324	130
Advertising sales commissions	120	133	191	378
License fees - league dues and other	474	515	848	789
License fees - initial and transfer	—	—	100	—
Other revenue	5	—	159	101
Total Revenues	3,334	3,231	5,704	5,590
Operating Costs:
Cost of revenues	1,943	1,419	3,079	2,398
General and administrative costs	1,363	1,720	2,827	3,216
Total Operating Costs	3,306	3,139	5,906	5,614
Operating Income (Loss)	28	92	(202)	(24)
Other Income (Expense):
Interest income	—	9	1	12
Interest expense	(2)	(354)	(5)	(361)
Total Other Expense	(2)	(345)	(4)	(349)
Income (Loss) from Continuing Operations, before tax	26	(253)	(206)	(373)
Income Tax Benefit	-	—	—	—
Income (Loss) from Continuing Operations, net of tax	26	(253)	(206)	(373)
Loss from Discontinued Operations, net of tax	-	—	—	(48)
Net Income (Loss)	26	(253)	(206)	(421)
Net Income (Loss), attributable to noncontrolling interest	—	3	17	(5)
Net Income (Loss), attributable to Global	$26	$(256)	$(223)	$(416)

Earnings (Loss) Per Share - basic and diluted:
Income (loss) from continuing operations, attributable to Global common
shareholders	$—	$(0.04)	$(0.03)	$(0.06)
Loss from discontinued operations, attributable to Global common
shareholders	—	—	—	—
Net income (loss), attributable to Global common shareholders	$—	$(0.04)	$(0.03)	$(0.06)

Weighted Average Number of Shares Outstanding - basic and diluted	6,639,150	6,626,015	6,636,115	6,625,562

Amounts attributable to Global common shareholders
Income (loss) from continuing operations, net of tax, attributable to Global
common shareholders	$26	$(256)	$(223)	$(368)
Loss from discontinued operations, net of tax, attributable to
Global common shareholders	—	—	—	(48)
Net income (loss), attributable to Global common shareholders	$26	$(256)	$(223)	$(416)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended May 31, 2009 and the Six Months Ended November 30, 2009
(Unaudited)
(in thousands, except share amounts)

	Global Entertainment Corporation					Non-
	Common Stock		Paid-in	Retained		Controlling	Total
	Shares	Amount	Capital	Deficit	Total	Interest	Equity

Balance at May 31, 2008	6,625,114	$7	$10,930	$(7,815)	$3,122	$(38)	$3,084

Issuance of restricted stock	8,000	—	—	—	—	—	—

Stock-based compensation - restricted stock	—	—	31	—	31	—	31

Other	(2)	—	—	—	—	—	—

Net income	—	—	—	27	27	57	84

Balance at May 31, 2009	6,633,112	7	10,961	(7,788)	3,180	19	3,199

Stock-based compensation - restricted stock	—	—	19	—	19	—	19

Issuance of restricted stock	12,950	—	—	—	—	—	—

Net income (loss)	—	—	—	(223)	(223)	17	(206)

Balance at November 30, 2009	6,646,062	$7	$10,980	$(8,011)	$2,976	$36	$3,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2009 and 2008
(Unaudited) (in thousands)

	2009	2008
Cash flows from operating activities:
Net loss, attributable to Global	$(223)	$(416)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	49	81
Provision for doubtful accounts	20	25
Noncontrolling interest	17	(5)
Stock-based compensation - restricted stock	19	16
Gain on sale of property and equipment	(10)	—
Unbilled earnings on Wenatchee project	—	(639)
Discontinued operations and related impairment charges	—	5
Changes in assets and liabilities, net of businesses disposed-
Accounts receivable	(1,388)	(19)
Prepaid expenses and other assets	(183)	(235)
Accounts payable	2,483	355
Accrued liabilities	(82)	390
Deferred revenues	328	446
Net cash provided by operating activities	1,030	4

Cash flows from investing activities:
Proceeds from sale of property and equipment	586	—
Purchase of property and equipment	(111)	(681)
Investment in Wenatchee project	—	(21,342)
Deposit of restricted cash	—	(1,250)
Proceeds from disposition of Our Old Car Company assets, net of expenses	—	1,790
Net cash provided by (used in) investing activities	475	(21,483)

Cash flows from financing activities:
Notes payable proceeds	—	21,992
Notes payable payments	(55)	(292)
Net cash provided by (used in) financing activities	(55)	21,700

Net increase in cash and cash equivalents	1,450	221

Cash and cash equivalents, beginning of period	1,111	443

Cash and cash equivalents, end of period	$2,561	$664

Supplemental Disclosures:
Interest paid	$5	$11
Income taxes paid (received)	$—	$—

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

The League currently consists of seventeen (17) teams, (fifteen (15) participating in the 2009-2010 season) located in mid-market communities throughout the Central, Western and Southern regions of the United States.  Three teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

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

GEC Food Service, LLC (formerly Global Food Service, LLC) (Food Service), formed in fiscal 2009, manages facility food service operations.

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.).

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, GetTix, Encore, Food Service and Our Old Car Company (formerly known as Cragar Industries, Inc.), as well as the limited liability companies formed for facility management.  Intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the three and six month periods ended November 30, 2009, are not necessarily indicative of the results that may be expected for the year ending May 31, 2010, or for any other period.

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

•
CHL, Inc.’s undistributed earnings (loss) in the League is presented as noncontrolling interest in the equity section of the consolidated balance sheets, for all periods presented.  Prior to adoption of these standards, CHL, Inc.’s undistributed earnings (loss) in the League had been presented in the consolidated balance sheets as a liability as of May 31, 2009, and an asset as of November 30, 2008.

In September 2009, the EITF issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2011, for our fiscal year 2012, unless we elect to early adopt the standards effective June 1, 2009.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.  We have not determined if we will early adopt the standards.

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

Reconciliations of the numerators and denominators in the EPS computations for income (loss) from continuing operations, net of tax, for the three and six months ended November 30, 2009 and 2008, follow:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
NUMERATOR- basic and diluted (in thousands):
Income (loss) from continuing operations, net of tax,
attributable to Global common shareholders	$26	$(256)	$(223)	$(368)

DENOMINATOR:
Basic EPS - weighted average shares outstanding	6,639,150	6,626,015	6,636,115	6,625,562
Effect of dilutive securities	—	—	—	—
Diluted EPS - weighted average shares outstanding	6,639,150	6,625,114	6,636,115	6,625,114

Number of shares of common stock which could have been
purchased with average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average price of $4.99 for the three and six months	293,500	338,304	294,134	364,368
ended November 30, 2009)
Warrants (average price of $7.10 for the three and six months	215,800	248,095	215,800	262,003
ended November 30, 2009)
Restricted stock	26,059	25,511	25,979	22,992

The impacts of all outstanding options, warrants and restricted stock outstanding at November 30, 2009, were not included in the calculation of diluted EPS for the three and six months ended November 30, 2009, because to do so would be antidilutive.  Outstanding options, warrants and restricted stock could potentially dilute EPS in the future.

Property and Equipment

The City of Wenatchee, Washington purchased our food service equipment, in its entirety for $0.6 million.  We discontinued depreciation of the equipment in July 2009 and received the $0.6 million cash purchase price in October 2009.  The gain on the sale was $10 thousand.  As of November 30, 2009 and May 31, 2009, property and equipment was comprised of the following (in thousands):

	November 30,	May 31,
	2009	2009	Range of initial useful lives

Office furniture and equipment	$315	$276	5 to 7 years
Computer equipment	394	390	2 to 7 years
Food service equipment	-	636	5 to 20 years
	709	1,302
Less: accumulated depreciation	(582)	(594)
	$127	$708

Note Payable

As of November 30, 2009, note payable consists entirely of a note payable we entered into in fiscal year 2008 in connection with settlement of a legal matter.  The note calls for 36 payments of $10 thousand monthly through December 2010.  We recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs. The note had an initial present value of $0.3 million.

We had a $1.75 million line of credit that expired October 1, 2009.  The line of credit bore interest at a daily adjusting LIBOR rate plus 2%, subject to certain adjustments.  We had received no cash advances on this credit facility prior to its expiration.

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

In addition to a $1 thousand initial capital contribution, we contributed $250 thousand as an initial preferred capital contribution and PVSE, LLC contributed land with an approximate value of $1.5 million as an initial preferred capital contribution.  Payment of the $250 thousand was made to PVEC, LLC in December 2008.  We recorded losses on our investment in fiscal 2008, in the amount of $251 thousand, to bring our investment to zero.  Our investment was zero at May 31, 2009, and remains zero at November 30, 2009.

PVEC, LLC lease payments on the facility are equal to debt service payments on the Bonds.  In the event of any shortfalls in debt service payments, amounts will be paid by the Town from transaction privilege tax (TPT) collected from the surrounding project area.

Operating revenues of the center, as defined, are first used to pay operating expenses, as defined, second to pay our base management fee (4% of the center’s operating revenue), third to pay debt service, then to fund other items.  As a result, we may be required to defer receipt of our management fees should operating revenues, as defined, be insufficient to pay operating expenses, as defined.  Through November 30, 2009, no management fees had been deferred.

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

PVEC, LLC’s unaudited financial information for the three and six months ended November 30, 2009 and 2008, follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Operating revenue	$566	$1,112	$909	$1,727
Operating profit (loss)	(212)	63	(521)	(166)
Net income (loss)	(229)	53	(548)	(188)

Selected PVEC, LLC unaudited financial information as of November 30, 2009 and May 31, 2009, follows (in thousands):

	November 30,	May 31,
	2009	2009
Property and equipment, net	$28,488	$29,251
Receivable from Town	7,533	6,558
Total assets	39,838	38,758
Debt payable	35,000	35,000
Retained deficit	1,605	1,054
Members' equity	135	685

Effective September 1, 2009, we ceased recognizing PVEC, LLC advertising sales commissions and facility management fees, exclusive of payroll costs and reimbursed expenses, as collections are deemed no longer reasonably assured.  As of November 30, 2009, our receivables from PVEC, LLC are classified as long-term as collections are not expected within the next twelve months.  Our consolidated financial statements reflect the following related to transactions between us and PVEC, LLC (in thousands).

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Facility management fees, exclusive of payroll costs
and reimbursed expenses (Encore)	$(2)	$12	$—	$29
Facility management fees, payroll costs (Encore)	175	171	309	326
Facility management fees, reimbursed expenses (Encore)	10	29	21	48
Advertising sales commission (GEMS)	—	19	40	86
Ticket service fees (GetTix)	18	31	38	72
Cost of revenues, facility payroll (Encore)	175	171	309	326
Cost of revenues, reimbursed expenses (Encore)	10	29	21	48

	November 30,	May 31,
	2009	2009
Accounts receivable, short -term	$—	$100
Accounts receivable, long-term	378	—

Subsequent to November 30, 2009, we have advanced $85 thousand of cash to PVEC, LLC.  These advances are being expensed as equity method losses and bring our investment in PVEC, LLC below zero as of the date of this filing.

Commitments and Contingencies

Operating Leases

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning January 2008.  The lease is renewable for an additional sixty-month period.  Leasehold improvements at the location are depreciated over the initial lease term.  Non-level rents are recognized on a straight-line basis over the initial lease term.  Liabilities related to non-level rents of $88 thousand and $96 thousand were included in accrued liabilities at November 30, 2009 and May 31, 2009.

In addition we are committed under an equipment and maintenance contract to pay $1 thousand monthly through December 2010.

Litigation

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured.  As of November 30, 2009, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations.  To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability.  There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

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

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in Allstate Life Insurance Company (Allstate) v. Global Entertainment Corporation et. al.  This suit, Case No. CV1962-JWS, was filed in United States District Court, District of Arizona.  The litigation relates to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  Allstate is a bond holder and the complaint alleges the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  Allstate seeks unspecified damages and/or reimbursement of its investment, in excess of $26 million.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has indicated an intention to decline coverage of Global Entertainment Corporation in this matter.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of the applicable deductible ($75 thousand or $100 thousand, depending on how the claim is ultimately classified).

All litigation settlement expenses are included in general and administrative costs.  The following summarizes litigation settlement activity for the three and six months ended November 30, 2009 and 2008, and the balance sheet classification of litigation settlement liabilities at November 30, 2009 and May 31, 2009 (in thousands).

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Litigation settlement liabilities, beginning of period	$203	$258	$330	$283
Cash payments	(53)	(26)	(180)	(51)
Litigation settlement liabilities, end of period	$150	$232	$150	$232

	November 30,	May 31,
	2009	2009
Accounts payable	25	$125
Accrued liabilities	$—	25
Note payable - current portion	115	111
Note payable - long-term portion	10	69
	$150	$330

Legal services costs are expensed as incurred.  At November 30, 2009 and May 31, 2009, accounts payable included $111 thousand and $176 thousand in legal services costs.  At November 30, 2009 and May 31, 2009, accrued liabilities included $14 thousand and $21 thousand in legal services costs.

Contingencies

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners and customers.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of November 30, 2009.

As of November 30, 2009, we have entered into various employment contracts with key employees.  Under certain circumstances we may be liable to pay amounts based on the related contract terms.  We also have initiated legal actions against certain individuals which could result in awards in our favor.

Guarantees

In February 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Texas.  The initial term of this agreement is fifteen years, with an option by the city to renew for an additional five years under certain conditions.  This agreement includes a guarantee that the events center will operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement.  This guarantee requires that all amounts reasonably required for the operation and maintenance of the events center will be generated by the operation of the events center, or otherwise paid by us.  The agreement includes a provision that within thirty days of opening, the city will fund an operating account with three months of operating revenue, as defined.  The monies in that operating account may be used to fund operations of the events center, but if used, must be repaid by us within thirty days after the first operating year, as defined.  Should we be obligated to fund any operational shortfalls, the agreement provides for reimbursement to us from future profits from the events center.  The maximum amount of future payments we could be required to make under this operational guarantee is theoretical due to various unknown factors.  However, the guarantee would be limited to the operational loss from the facility for each year of the guarantee, less any reimbursements from the facility.  Although no assurance can be made, we do not believe, that any potential guarantee payments would be material based on the operating results of similar facilities.  The facility opened in November 2009.

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

If no hockey team plays a season opener through the 2018-2019 season opener, the amount then in the reserve account is forfeited and future advertising sales commission are forfeited until either a hockey team plays in a season opener or a total of $300 thousand is forfeited.  In no event is the amount forfeited to exceed $300 thousand.  A hockey team played the 2009-2010 season opener and we believe the likelihood we will forfeit anything under this guarantee is remote.  As of November 30, 2009, $150 thousand is in the performance reserve - $100 thousand is included in other assets and $50 thousand is included in prepaid and other assets in the accompanying balance sheets.

In May 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Missouri.  The initial term of this agreement ends fifteen years from facility opening, and the city may renew the agreement for an additional five years under the same terms.  The facility opened in November 2009.  Our compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement.  The management agreement includes a guarantee that we will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate.  Under the terms of the agreement the city shall advance $0.5 million to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account.  Excess funds in the facility operating account each operating year, after paying operating expenses, our base Encore fee and GEMS commission, are to be used in the following priority: 1) to reimburse us for any subsidy payments we have made, 2) to replenish the temporary operating reserve account, 3) to fund the capital reserve account and 4) to pay on a co-equal basis our incentive fee and deposits to three additional reserve accounts.  The maximum amount of future payments we could be required to make under the guarantee is theoretical due to various unknown factors.  However, once the temporary operating reserve account is depleted, the guarantee subsidy payments would be limited to the operational loss each operating year, plus the amount of our facility management fees and advertising sales commissions.  We do not expect to make guarantee subsidy payments based on operating results of similar facilities, however, no assurance can be made that a payment pursuant to this guarantee would not be paid in the future and that such payment would not be material.

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

We provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $0.6 million related to a guarantee under a workers compensation program.  This letter of credit is fully collateralized by third parties.  No amounts have been drawn on this letter of credit as of November 30, 2009.  We believe the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at November 30, 2009.

We have guaranteed payment of a lease for equipment used by PVEC, LLC.  As of November 30, 2009, twenty-four payments averaging $12 thousand per month, including principal and interest were outstanding.  The fair value of the lease obligation at November 30, 2009, was approximately $270 thousand.  The lease is secured by the equipment.  We believe the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at November 30, 2009.

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

The following table presents selected operating data for Our Old Car Company for the six months ended November 30, 2008 (in thousands):

2008
Revenues	$60
Loss on disposal	(51)
Loss before income taxes	(48)
Loss from discontinued operations, net of income tax	(48)

Credit Risk

Our business activities and accounts receivable are with customers in various industries located throughout the United States.  We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.

As of November 30, 2009, approximately $640 thousand of trade receivables is classified as long-term assets.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes these receivables to be fully collectible and as such, no allowance for doubtful accounts has been established against these receivables.

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

In all periods presents, goodwill relates to our International Coliseums segment.

The Food Service segment began operations in fiscal 2009.

No interest expense was allocated to discontinued operations in fiscal 2009 or fiscal 2008.

	Gross Revenues	Income (Loss) from Continuing Operations, Before Tax	Identifiable Assets
November 30, 2009
Global Entertainment Corporate Operations	$121	$(618)	$2,920	(a)
GEC Food Service (b)	335	(11)	85
Central Hockey League/WPHL	948	224	713
Global Properties I	152	(101)	223
International Coliseums	979	610	2,171	(c)
Encore Facility Management	2,438	(21)	1,007
Global Entertainment Marketing Systems	218	22	252
Global Entertainment Ticketing	513	(311)	215
Global Entertainment Coporation Consolidated	$5,704	$(206)	$7,586

November 30, 2008
Global Entertainment Corporate Operations	$101	$(1,178)	$54,869	(a)
GEC Food Service (b)	131	(103)	698
Central Hockey League/WPHL	788	37	503
Global Properties I	478	131	199
International Coliseums	1,226	890	592
Encore Facility Management	1,173	(78)	180
Global Entertainment Marketing Systems	378	116	178
Global Entertainment Ticketing	1,315	(188)	348
Global Entertainment Coporation Consolidated	$5,590	$(373)	$57,567

(a)
Global Entertainment Corporate Operations assets include the investment in Wenatchee project of $52.4 million at November 30, 2008.  The investment was sold in December 2008.  Global Entertainment Corporate Operations assets include cash and cash equivalents and restricted cash of $2.6 million and $1.9 million at November 30, 2009 and 2008.

(b)
The GEC Food Service segment began operations October 2008 in Wenatchee, Washington.  The Wenatchee food service contract ended effective August 2009.  We sold our food service equipment in October 2009. In November 2009 GEC Food Service began food service operations in Independence, Missouri using equipment owned by the city.

(c)
The International Coliseums segment assets at November 30, 2009, include $0.9 million in accounts receivable from a city to fund furniture, fixture and equipment purchases made as agent for the city.  November 30, 2008 assets included no comparable amounts.

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

Pursuant to a joint operating agreement between us and Central Hockey League Inc. (CHL, Inc.), WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the League), which currently consists of seventeen teams (fifteen participating in the 2009-2010 season) located in mid-market communities throughout the Central, Western and Southern regions of the United States.

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

Total revenue in the six months and quarter ended November 30, 2009, included $0.3 million in facility management fees, ticket service fees, and food service revenues from contracts with the facility in Wenatchee, Washington, which opened in October 2008.  The contracts related to that facility were terminated effective August 31, 2009.

We managed construction projects for facilities in Allen, Texas and Independence, Missouri until the facilities opened in November 2009.  We have contracted to provide facility management service, ticket service and advertising sales at those facilities.  We earned advertising sales commissions and certain pre-opening related facility management fees from both facilities prior to opening, and expect to continue to earn advertising sales commissions and facility management fees from both facilities after the openings under our multi-year contracts.  We began recognizing food service revenues from the Independence facility beginning in November 2009.

Ground breaking on the facility in Dodge City, Kansas occurred in October 2009.  Under our agreements related to the facility we earned the last of the contractual project development fees in our second quarter ended November 30, 2009.  We began earning project management fees related to this project in the fourth quarter of fiscal 2009 and fees are expected to be earned over a total of twenty-two months.  As of November 30, 2009, we have no active contracts providing for project development fees.

Our multi-year contracts with PVEC, LLC to provide facility management services, ticket services and advertising sales were active in the three and six months ended November 30, 2009, and remain active through the date of this filing. However, we have ceased recognizing advertising sales commissions and facility management fees, exclusive of payroll and reimbursed expense, as collections are deemed no longer reasonably assured.

We believe high unemployment levels and continued economic weakness have impacted our revenues and, in particular, contributed to 1) a decline in our ticket service fees and advertising sales commissions in the second quarter ended November 30, 2009, compared to the prior year quarter and 2) our inability to enter into arrangements to generate additional project development fees.

Three Months Ended November 30, 2009, Compared to Three Months Ended November 30, 2008

Revenues (in thousands):

	Three Months Ended
	November 30, 2009	% of Revenue	November 30, 2008	% of Revenue	Change	% Change

Project development fees	$102	3.1	$269	8.3	$(167)	(62.1)
Project management fees	533	16.0	761	23.6	(228)	(30.0)
Facility management fees	1,534	46.0	728	22.5	806	110.7
Ticket service fees	314	9.4	695	21.5	(381)	(54.8)
Food service revenue	252	7.6	130	4.0	122	93.8
Advertising sales commissions	120	3.6	133	4.1	(13)	(9.8)
License fees - league dues and other	474	14.2	515	15.9	(41)	(8.0)
Other	5	0.1	—	—	5	NM
Total Revenues	$3,334	100.0	$3,231	100.0	$103	3.2

At $3.3 million, total revenues were 3.2% higher in the quarter ended November 30, 2009, than the quarter ended November 30, 2008.

Project development fees for the quarter ended November 30, 2009, relate to the project for the facility in Dodge City, Kansas, signed in fiscal 2009, and the project for the facility in Allen, Texas.  No further development fees are expected on these projects.  Project development fees in the prior year quarter related to the project for the facility in Independence, Missouri.

Project management fees of $0.5 million were 30.0% lower for the quarter ended November 30, 2009, than the prior year quarter.  Project management fees related to the Independence, Missouri, Allen, Texas and Dodge City, Kansas projects for the quarter ended November 30, 2009.  The Independence, Missouri and Allen, Texas fees ceased with the opening of the facilities in November 2009.  Project management fees in the quarter ended November 30, 2008, related to the Allen, Texas and Independence, Missouri projects.

Facility management fees were $1.5 million for the quarter ended November 30, 2009, compared to $0.7 million in the quarter ended November 30, 2008.  Facility management fees include both recurring fees for management of facilities and fees for preopening services.  The $0.8 million increase includes a $0.8 million increase in facility management fees for preopening services, primarily on the Allen, Texas and Independence, Missouri projects.  The year-over-year increase in recurring fees from the Allen, Texas and Independence, Missouri facilities, which opened in November 2009, was offset by a decline in monthly management fees from the Rio Rancho, New Mexico facility, which ended in January 2009, and the Wenatchee, Washington facility, which ended in August 2009.

Ticket service fees decreased $0.4 million, to $0.3 million for the quarter ended November 30, 2009, from $0.7 million in the prior year quarter.  This decrease in ticket service fees reflects decreases from a continued decline in the number of events held, attendance at events and venues under contract.

Food service revenues increased $0.1 million in the quarter ended November 30, 2009, to $0.3 million, compared to $0.1 million in the prior year quarter.  The current year quarter included revenues from the initial twenty-three days of operations at the Independence, Missouri facility.

Advertising sales commissions were $0.1 million for the quarters ended November 30, 2009 and 2008.  Sales commissions from the Allen, Texas and Independence, Missouri projects in the quarter ended November 30, 2009, offset the decrease from the loss of sales commissions from the Rio Rancho, New Mexico facility, no longer under contract,  the Wenatchee, Washington facility, no longer under contract, and the Prescott Valley, Arizona facility.

License fees – league dues and other remained largely unchanged at $0.5 million for the quarters ended November 30, 2009 and 2008.

Operating Costs (in thousands):

	Three Months Ended
	November 30, 2009	% of Revenue	November 30, 2008	% of Revenue	Change	% Change

Cost of revenues	$1,943	58.3	$1,419	43.9	$524	36.9
General and administrative costs	1,363	40.9	1,720	53.2	(357)	(20.8)
Total Operating Costs	$3,306	99.2	$3,139	97.2	$167	5.3

Total operating costs increased $0.2 million to $3.3 million for the quarter ended November 30, 2009, from $3.1 million in the prior year quarter.  The quarter ended November 30, 2009, included $0.7 million of additional preopening costs, primarily related to the Allen, Texas and Independence, Missouri projects.  That increase in cost of revenues was offset by a $0.3 million decrease in ticket servicing costs related to the decline in ticket service fees.  General and administrative costs decreased year-over-year in most expense categories as a result of cost reduction initiatives.

Income (Loss) from Continuing Operations (in thousands):

	Three Months Ended
	November 30, 2009	% of Revenue	November 30, 2008	% of Revenue	Change	% Change

Income (loss) from continuing operations, before tax	$26	0.8	$(253)	(7.8)	$279	(110.3)

Income from continuing operations, before tax, was $26 thousand for the quarter ended November 30, 2009, compared to a loss from continuing operations, before tax, of $0.3 million for the quarter ended November 30, 2008.  Interest expense in the quarter ended November 30, 2009, was $0.3 million lower then in the prior year quarter, since the loan related to the Wenatchee project was repaid in December 2008.

Six Months Ended November 30, 2009, Compared to Six Months Ended November 30, 2008

Revenues (in thousands):

	Six Months Ended
	November 30, 2009	% of Revenue	November 30, 2008	% of Revenue	Change	% Change

Project development fees	$152	2.7	$478	8.6	$(326)	(68.2)
Project management fees	979	17.2	1,226	21.9	(247)	(20.1)
Facility management fees	2,438	42.7	1,173	21.0	1,265	107.8
Ticket service fees	513	9.0	1,315	23.5	(802)	(61.0)
Food service revenue	324	5.7	130	2.3	194	149.2
Advertising sales commissions	191	3.4	378	6.8	(187)	(49.5)
License fees - league dues and other	848	14.9	789	14.1	59	7.5
License fees - initial and transfer	100	1.8	—	—	100	NM
Other	159	2.8	101	1.8	58	57.4
Total Revenues	$5,704	100.0	$5,590	100.0	$114	2.0

At $5.7 million, total revenues were 2.0% higher in the six months ended November 30, 2009, than in the six months ended November 30, 2008.

Project development fees for the six months ended November 30, 2009 relate to the project for the facility in Dodge City, Kansas, signed in fiscal 2009, and the project for the facility in Allen, Texas.  No further development fees are expected on these projects.  Project development fees in the prior year period related to the projects in Independence, Missouri, Dodge City, Kansas and Allen, Texas.

Project management fees of $1.0 million were 20.1% lower for the six months ended November 30, 2009, than in the prior year six months.  Project management fees related to the Allen, Texas and Independence, Missouri projects, for the six months ended November 30, 2009, were lower on those projects, because fees ceased when those facilities opened in November 2009.  The Dodge City, Kansas project management fees for the six months ended November 30, 2009, were insufficient to offset the Wenatchee, Washington project management fees in the prior year period.

Facility management fees were $2.4 million for the six months ended November 30, 2009, compared to $1.2 million in the six months ended November 30, 2008.  Facility management fees include both recurring fees for management of facilities and fees for preopening services.  The $1.3 million increase in facility management fees is primarily the result of the $1.2 million increase in fees for preopening services, primarily on the Allen, Texas and Independence, Missouri projects.  The year-over-year increase in recurring fees from the Wenatchee, Washington facility, which opened in October 2008, was largely offset by a decline in monthly management fees from the Rio Rancho, New Mexico facility, which ended in January 2009, and the Wenatchee, Washington facility, which ended in August 2009.

Ticket service fees decreased $0.8 million, to $0.5 million for the six months ended November 30, 2009, from $1.3 million in the prior year period.  This decrease in ticket service fees reflects decreases from a continued decline in the number of events held, attendance at events and venues under contract.

Food service revenues increased $0.2 million in the six months ended November 30, 2009, to $0.3 million, compared to $0.1 million in the prior year period.  The current year period included revenues from the initial twenty-three days of operations at the Independence, Missouri facility and the last three months of operations at the Wenatchee, Washington facility.

Advertising sales commissions were $0.2 million for the six months ended November 30, 2009, and $0.4 million for the six months ended November 30, 2008.  Sales commissions from the Allen, Texas and Independence, Missouri projects in the period ended November 30, 2009, were not sufficient to offset the loss of sales commissions from the Rio Rancho, New Mexico facility, no longer under contract, the Wenatchee, Washington facility, no longer under contract, and the Prescott, Valley, Arizona facility.

License fees – league dues and other remained largely unchanged at $0.8 million for the six months ended November 30, 2009 and 2008.

License fees – initial and transfer, include fees from a transfer in the quarter ended August 31, 2009.  Since initial and transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

Operating Costs (in thousands):

	Six Months Ended
	November 30, 2009	% of Revenue	November 30, 2008	% of Revenue	Change	% Change

Cost of revenues	$3,079	54.0	$2,398	42.9	$681	28.4
General and administrative costs	2,827	49.6	3,216	57.5	(389)	(12.1)
Total Operating Costs	$5,906	103.5	$5,614	100.4	$292	5.2

Total operating costs increased $0.3 million to $5.9 million for the six months ended November 30, 2009, from $5.6 million in the prior year period.  The six months ended November 30, 2009, included $1.1 million of additional preopening costs, primarily for the Allen, Texas and Independence, Missouri projects.  That increase in cost of revenues was offset by a $0.5 million decrease in ticket servicing costs related to the decline in ticket service fees.  General and administrative costs decreased year-over-year in most expense categories as a result of cost reduction initiatives.

Loss from Continuing Operations (in thousands):

	Six Months Ended
	November 30, 2009	% of Revenue	November 30, 2008	% of Revenue	Change	% Change

Loss from continuing operations, before tax	$(206)	(3.6)	$(373)	(6.7)	$167	(44.8)

Loss from continuing operations, before tax, was $0.2 million for the six months ended November 30, 2009, compared to a loss from continuing operations, before tax, of $0.4 million for the six months ended November 30, 2008.  Interest expense in the six months ended November 30, 2009, was $0.3 million lower then in the prior year period due to the repayment of the Wenatchee project loan in December 2008.

Liquidity and Capital Resources

As of November 30, 2009, we had $2.6 million in cash and cash equivalents, including cash collected for GetTix tickets of less than $0.1 million for events scheduled to occur in the future.

Under our performance guarantee related to the hockey team in Texas, $150 thousand of working capital, included in prepaid and other assets is currently unavailable to us.  We expect this working capital will be unavailable to us from November 2009 until November 2010, when we expect $50 thousand will be released.  In addition, accounts receivable for advertising sales commissions from the Texas facility, $30 thousand at November 30, 2009, are not being paid to us under normal terms.  We expect to receive payment of the advertising sales commission receivables earned through October 2010 at this facility, in November 2010.

Cash provided by operating activities was $1.0 million in the six months ended November 30, 2009.  During the period ended November 30, 2009, we began receiving furniture, fixture and equipment on the project in Allen, Texas.  We generally pay the vendors for these items after obtaining funds from the city.  This furniture, fixture and equipment activity increased accounts receivable $0.9 million between May 31, 2009, and November 30, 2009, and increased accounts payable $2.3 million between May 31, 2009 and November 30, 2009.

Cash provided by investing activities in the six months ended November 30, 2009, was limited to fixed asset purchases, net of proceeds from disposal of our food service equipment.  We received $0.6 million when we sold our food service equipment to the City of Wenatchee, Washington in October 2009.  We use the city’s equipment to conduct food service operations in Independence, Missouri, beginning in November 2009, and do not expect to make any material capital expenditures in the remainder of fiscal 2010.

Cash used in financing activities for the six months ended November 30, 2009, consisted entirely of scheduled payments on our note payable.  We do not currently have any intentions of entering into any additional financing arrangements.

We had a $1.75 million line of credit that expired October 1, 2009.  We did not renew the facility.

As of November 30, 2009, approximately $640 thousand of trade receivables is classified as long-term assets.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes these receivables to be fully collectible and as such, no allowance for doubtful accounts has been established against these receivables.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan.  Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through November 30, 2010.  If our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources.  We cannot guarantee that we would be able to obtain financing, if needed, on terms acceptable to us, if at all.

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

•
CHL, Inc.’s undistributed earnings (loss) in the League is presented as noncontrolling interest in the equity section of the consolidated balance sheets, for all periods presented.  Prior to adoption of these standard CHL, Inc.’s undistributed earnings (loss) in the League had been presented in the consolidated balance sheets as a liability as of May 31, 2009, and as an asset as of November 30 2008.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of November 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in Allstate Life Insurance Company (Allstate) v. Global Entertainment Corporation et. al.  This suit, Case No. CV1962-JWS, was filed in United States District Court, District of Arizona.  The litigation relates to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  Allstate is a bond holder and the complaint alleges the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  Allstate seeks unspecified damages and/or reimbursement of its investment, in excess of $26 million.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has indicated an intention to decline coverage of Global Entertainment Corporation in this matter.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of the applicable deductible ($75 thousand or $100 thousand, depending on how the claim is ultimately classified).

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held October 15, 2009.  The following nominees were elected to the board of directors to serve as directors until their successors are elected and qualified: W. James Treliving, Richard Kozuback, Michael L. Bowlin, Terry S. Jacobs, Stephen A McConnell, George Melville, Mark Schwartz. Each director was elected by the following vote:

	For	Withheld
W. James Treliving	5,162,588	8,342
Richard Kozuback	5,162,623	8,307
Michael L. Bowlin	5,162,623	8,307
Terry S. Jacobs	5,162,623	8,307
Stephen A McConnell	5,162,623	8,307
George Melville	5,162,623	8,307
Mark Schwartz	5,162,665	8,265

The shareholders also ratified the appointment of Semple, Marchal & Cooper, LLP as our independent registered public accounting firm for fiscal 2010, by the following vote: 5,150,346 for, 20,500 against and 84 abstaining.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENTERTAINMENT CORPORATION
(Registrant)

January 14, 2010	By	/s/Richard Kozuback
Richard Kozuback
President & Chief Executive Officer

January 14, 2010	By	s/James Yeager
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