Form 10-Q
period 2010-02-28
GLOBAL ENTERTAINMENT CORP
filed 2010-04-14
CIK 885780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

At April 12, 2010, 6,646,062 shares of Global Entertainment Corporation common stock were outstanding.

GLOBAL ENTERTAINMENT CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of February 28, 2010 (Unaudited) and May 31, 2009
(in thousands, except share and per share amounts)

	February 28,	May 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$585	$1,111
Accounts receivable, net of $5 allowance at May 31, 2009	2,158	2,220
Prepaid expenses and other assets	330	281
Total Current Assets	3,073	3,612

Property and equipment, net	114	708
Accounts receivable	736	215
Goodwill	519	519
Other assets	119	114
Total Assets	$4,561	$5,168

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,022	$1,132
Accrued liabilities	596	588
Deferred revenues	316	64
Note payable - current portion	97	111
Total Current Liabilities	2,031	1,895

Deferred income tax liability, net	5	5
Note payable - long-term portion	—	69
Total Liabilities	2,036	1,969

Commitments and Contingencies

Equity:
Global Entertainment Corporation Equity -
Preferred stock - $.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock - $.001 par value; 50,000,000 shares authorized;
6,646,062 and 6,633,112 shares issued and outstanding as of
February 28, 2010 and May 31, 2009	7	7
Paid-in capital	10,984	10,961
Retained deficit	(8,510)	(7,788)
Total Global Entertainment Corporation Equity	2,481	3,180
Noncontrolling interest	44	19
Total Equity	2,525	3,199
Total Liabilities and Equity	$4,561	$5,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended February 28, 2010 and 2009
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Revenues:
Project development fees	$—	$100	$152	$578
Project management fees	203	247	1,182	1,473
Facility management fees	1,116	1,067	3,554	2,240
Ticket service fees	268	766	781	2,081
Food service revenue	909	282	1,233	412
Advertising sales commissions	74	115	265	493
License fees - league dues and other	626	517	1,474	1,306
License fees - initial and transfer	—	443	100	443
Other revenue	29	—	188	101
Total Revenues	3,225	3,537	8,929	9,127
Operating Costs:
Cost of revenues	1,962	1,939	5,041	4,337
General and administrative costs	1,671	1,681	4,498	4,897
Total Operating Costs	3,633	3,620	9,539	9,234
Operating Loss	(408)	(83)	(610)	(107)
Other Income (Expense):
Interest income	4	6	5	18
Interest expense	(2)	(47)	(7)	(408)
Loss on investment in PVEC, LLC	(85)	—	(85)	—
Total Other Expense	(83)	(41)	(87)	(390)
Loss from Continuing Operations, before tax	(491)	(124)	(697)	(497)
Income Tax Benefit	-	—	—	—
Loss from Continuing Operations, net of tax	(491)	(124)	(697)	(497)
Loss from Discontinued Operations, net of tax	-	—	—	(48)
Net Loss	(491)	(124)	(697)	(545)
Net Loss, attributable to noncontrolling interest	8	18	25	13
Net Loss, attributable to Global	$(499)	$(142)	$(722)	$(558)

Loss Per Share - basic and diluted:
Loss from continuing operations, attributable to Global common shareholders	$(0.08)	$(0.02)	$(0.11)	$(0.08)
Loss from discontinued operations, attributable to Global common shareholders	—	—	—	—
Net Loss, attributable to Global common shareholders	$(0.08)	$(0.02)	$(0.11)	$(0.08)

Weighted Average Number of Shares Outstanding - basic and diluted	6,646,062	6,627,112	6,639,394	6,626,072

Amounts attributable to Global common shareholders
Loss from continuing operations, net of tax, attributable to Global common shareholders	$(499)	$(142)	$(722)	$(510)
Loss from discontinued operations, net of tax, attributable to Global common shareholders	—	—	—	(48)
Net loss, attributable to Global common shareholders	$(499)	$(142)	$(722)	$(558)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended May 31, 2009 and the Nine Months Ended February 28, 2010
(Unaudited)
(in thousands, except share amounts)

	Global Entertainment Corporation					Non-
	Common Stock		Paid-in	Retained		Controlling	Total
	Shares	Amount	Capital	Deficit	Total	Interest	Equity

Balance at May 31, 2008	6,625,114	$7	$10,930	$(7,815)	$3,122	$(38)	$3,084

Issuance of restricted stock	8,000	—	—	—	—	—	—

Stock-based compensation - restricted stock	-	—	31	—	31	—	31

Other	(2)	—	—	—	—	—	—

Net income	—	—	—	27	27	57	84

Balance at May 31, 2009	6,633,112	7	10,961	(7,788)	3,180	19	3,199

Stock-based compensation - restricted stock	-	—	23	—	23	—	23

Issuance of restricted stock	12,950	—	—	—	—	—	—

Net loss	—	—	—	(722)	(722)	25	(697)

Balance at February 28, 2010	6,646,062	$7	$10,984	$(8,510)	$2,481	$44	$2,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2010 and 2009
(Unaudited) (in thousands)

	2010	2009
Cash flows from operating activities:
Net loss, attributable to Global	$(722)	$(558)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	63	127
Provision for doubtful accounts	23	270
Noncontrolling interest	25	13
Stock-based compensation - restricted stock	23	23
Loss on investment in PVEC, LLC	85	—
Gain on sale of property and equipment	(10)	—
Unbilled earnings on Wenatchee project	—	(555)
Discontinued operations and related impairment charges	—	5
Changes in assets and liabilities, net of businesses disposed-
Accounts receivable	(482)	(810)
Prepaid expenses and other assets	(56)	(473)
Accounts payable	(41)	(944)
Accrued liabilities	8	179
Deferred revenues	252	214
Net cash used in operating activities	(832)	(2,509)

Cash flows from investing activities:
Proceeds from sale of property and equipment	586	—
Purchase of property and equipment	(112)	(674)
Investment in PVEC, LLC	(85)	—
Proceeds from sale of Wenatchee project	—	52,400
Investment in Wenatchee project	—	(23,023)
Deposit of restricted cash	—	(1,250)
Release of restricted cash	—	1,250
Proceeds from disposition of Our Old Car Company assets, net of expenses	—	1,790
Net cash provided by investing activities	389	30,493

Cash flows from financing activities:
Notes payable proceeds	—	22,031
Notes payable payments	(83)	(49,225)
Net cash used in financing activities	(83)	(27,194)

Net increase (decrease) in cash and cash equivalents	(526)	790

Cash and cash equivalents, beginning of period	1,111	443

Cash and cash equivalents, end of period	$585	$1,233

Supplemental Disclosures:
Interest paid	$7	$408
Income taxes paid (received)	$—	$—

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

The League currently consists of seventeen teams, (fifteen participating in the 2009-2010 season) located in mid-market communities throughout the Central, Western and Southern regions of the United States.  Three teams, each of which was an original CHL, Inc. team, continue to operate under a sanction agreement that requires direct payments to the League pursuant to the terms and conditions of the original CHL, Inc. agreements.

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

Operating results for the three and nine month periods ended February 28, 2010, are not necessarily indicative of the results that may be expected for the year ending May 31, 2010, or for any other period.

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

•
CHL, Inc.’s undistributed earnings (loss) in the League is presented as noncontrolling interest in the equity section of the consolidated balance sheets, for all periods presented.  Prior to adoption of these standards, CHL, Inc.’s undistributed earnings (loss) in the League had been presented in the consolidated balance sheets as a liability as of May 31, 2009, and an asset as of February 28, 2009.

In September 2009, the EITF issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2011, for our fiscal year 2012, unless we elect to early adopt the standards effective June 1, 2009 or June 1, 2010.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.  We have not determined if we will early adopt the standards.

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

Reconciliations of the numerators and denominators in the EPS computations for income (loss) from continuing operations, net of tax, for the three and nine months ended February 28, 2010 and 2009, follow:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
NUMERATOR- basic and diluted (in thousands):
Loss from continuing operations, net of tax,
attributable to Global common shareholders	$(499)	$(142)	$(722)	$(510)

DENOMINATOR:
Basic EPS - weighted average shares outstanding	6,646,062	6,627,112	6,639,394	6,626,072
Effect of dilutive securities	—	—	—	—
Diluted EPS - weighted average shares outstanding	6,646,062	6,627,112	6,639,394	6,626,072

Number of shares of common stock which could have been
purchased with average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average price of $4.99 for the three and nine	293,500	305,333	293,925	344,906
months ended February 28, 2010)
Warrants (average price of $7.10 for the three and nine months	215,800	235,800	215,800	253,365
ended February 28, 2010)
Restricted stock	25,283	30,500	25,750	25,467

The impacts of all outstanding options, warrants and restricted stock outstanding at February 28, 2010, were not included in the calculation of diluted EPS for the three and nine months ended February 28, 2010, because to do so would be antidilutive.  Outstanding options, warrants and restricted stock could potentially dilute EPS in the future.

Property and Equipment

The City of Wenatchee, Washington purchased our food service equipment, in its entirety for $0.6 million.  We discontinued depreciation of the equipment in July 2009 and received the $0.6 million cash purchase price in October 2009.  The gain on the sale was $10 thousand.  As of February 28, 2010 and May 31, 2009, property and equipment was comprised of the following (in thousands):

	February 28,	May 31,
	2010	2009	Range of initial useful lives

Office furniture and equipment	$315	$276	5 to 7 years
Computer equipment	394	390	2 to 7 years
Food service equipment	—	636	5 to 20 years
	709	1,302
Less: accumulated depreciation	(595)	(594)
	$114	$708

Note Payable

As of February 28, 2010, note payable consists entirely of a note payable we entered into in fiscal year 2008 in connection with settlement of a legal matter.  The note calls for 36 payments of $10 thousand monthly through December 2010.  We recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs. The note had an initial present value of $0.3 million.

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

In addition to a $1 thousand initial capital contribution, we contributed $250 thousand as an initial preferred capital contribution and PVSE, LLC contributed land with an approximate value of $1.5 million as an initial preferred capital contribution.  Payment of the $250 thousand was made to PVEC, LLC in December 2008.  We recorded losses on our investment in fiscal 2008, in the amount of $251 thousand, to bring our investment to zero.  Our investment was zero at May 31, 2009.  In the quarter ended February 28, 2010, we advanced $85 thousand of cash to PVEC, LLC.  These advances have been expensed as equity method losses and our net investment remains zero as of the date of this filing.  Subsequent to February 28, 2010, we may make additional advances to PVEC, LLC.

PVEC, LLC lease payments on the facility are equal to debt service payments on the Bonds.  In the event of any shortfalls in debt service payments, amounts will be paid by the Town from transaction privilege tax (TPT) collected from the surrounding project area.

Operating revenues of the center, as defined, are first used to pay operating expenses, as defined, second to pay our base management fee (4% of the center’s operating revenue), third to pay debt service, then to fund other items.  As a result, we may be required to defer receipt of our management fees should operating revenues, as defined, be insufficient to pay operating expenses, as defined.  Through February 28, 2010, no management fees had been deferred.

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

PVEC, LLC’s unaudited financial information for the three and nine months ended February 28, 2010 and 2009, follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Operating revenue	$903	$894	$1,812	$2,621
Operating profit (loss)	(26)	(66)	(547)	(232)
Net income (loss)	(46)	(75)	(594)	(263)

Selected PVEC, LLC unaudited financial information as of February 28, 2010 and May 31, 2009, follows (in thousands):

	February 28	May 31,
	2010	2009
Property and equipment, net	$28,086	$29,251
Receivable from Town	8,927	6,558
Total assets	40,388	38,758
Debt payable	35,000	35,000
Retained deficit	1,651	1,054
Members' equity	173	685

Effective September 1, 2009, we ceased recognizing PVEC, LLC advertising sales commissions and facility management fees, exclusive of payroll costs and reimbursed expenses, as collections are deemed no longer reasonably assured.  As of February 28, 2010, our receivable from PVEC, LLC totals $386 thousand and is classified as long-term as collections are not expected within the next twelve months.  Our consolidated financial statements reflect the following related to transactions between us and PVEC, LLC (in thousands).

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Facility management fees, exclusive of payroll costs
and reimbursed expenses (Encore)	$—	$19	$—	$48
Facility management fees, payroll costs (Encore)	203	199	512	525
Facility management fees, reimbursed expenses (Encore)	9	21	30	69
Advertising sales commission (GEMS)	—	56	40	135
Ticket service fees (GetTix)	19	61	57	103
Cost of revenues, facility payroll (Encore)	203	199	512	525
Cost of revenues, reimbursed expenses (Encore)	9	21	30	69

	February 28,	May 31,
	2010	2009
Accounts receivable, short -term	$—	$100
Accounts receivable, long-term	386	—

Commitments and Contingencies

Operating Leases

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning January 2008.  The lease is renewable for an additional sixty-month period.  Leasehold improvements at the location are depreciated over the initial lease term.  Non-level rents are recognized on a straight-line basis over the initial lease term.  Liabilities related to non-level rents of $84 thousand and $96 thousand were included in accrued liabilities at February 28, 2010 and May 31, 2009.

In addition we are committed under an equipment and maintenance contract to pay $1 thousand monthly through December 2010.

Litigation

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured.  As of February 28, 2010, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations.  To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability.  There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

We are a plaintiff and a counter-defendant in a lawsuit involving the City of Rio Rancho, New Mexico filed June 24, 2009, in the New Mexico 13th Judicial District, Sandoval County, Case No. 01329 CV091504.  Our claim seeks resolution of matters stemming from the time during which we managed the events center in Rio Rancho, New Mexico.  Specifically, our claim is based on breach of contract and other matters.  The complaint seeks payment of monies due in excess of $0.3 million and declaratory judgment that we have no liability to third-party creditors of the center.  The city’s counterclaim alleges breach of contract, among other claims, and seeks judgment in excess of $0.2 million.  We believe the counterclaim is without merit.

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in a series of suits: Allstate Life Insurance Company v. Robert W. Baird & Co., Global Entertainment Corporation, et al.; United States District Court, District of Arizona, Case No. 3:09-cv-08162-FJM filed September 18, 2009; Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al.; United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009; Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al.; Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigation relates to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  Allstate is a bond holder and the complaint alleges the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  Allstate seeks unspecified damages and/or reimbursement of its investment, in excess of $26 million.  We have indemnified all our former and current directors and officers in connection with this matter.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has indicated an intention to decline coverage of Global Entertainment Corporation in this matter.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of the applicable deductible ($75 thousand or $100 thousand, depending on how the claim is ultimately classified).

All litigation settlement expenses are included in general and administrative costs.  The following summarizes litigation settlement activity for the three and nine months ended February 28, 2010 and 2009, and the balance sheet classification of litigation settlement liabilities at February 28, 2010 and May 31, 2009 (in thousands).

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Litigation settlement liabilities, beginning of period	$150	$232	$330	$283
Cash payments	(53)	(26)	(233)	(77)
Litigation settlement liabilities, end of period	$97	$206	$97	$206

	February 28,	May 31,
	2010	2009
Accounts payable	$—	$125
Accrued liabilities	—	25
Note payable - current portion	97	111
Note payable - long-term portion	—	69
	$97	$330

Legal services costs are expensed as incurred.  At February 28, 2010 and May 31, 2009, accounts payable included $37 thousand and $176 thousand in legal services costs.  At February 28, 2010 and May 31, 2009, accrued liabilities included $4 thousand and $21 thousand in legal services costs.

Contingencies

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners and customers.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of February 28, 2010.

As of February 28, 2010, we have entered into various employment contracts with key employees.  Under certain circumstances we may be liable to pay amounts based on the related contract terms.  We also have initiated legal actions against certain individuals which could result in awards in our favor.

Guarantees

In February 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Texas.  The initial term of this agreement is fifteen years, with an option by the city to renew for an additional five years under certain conditions.  This agreement includes a guarantee that the events center will operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement.  This guarantee requires that all amounts reasonably required for the operation and maintenance of the events center will be generated by the operation of the events center, or otherwise paid by us.  The agreement includes a provision that the city will fund an operating account with three months of operating revenue, as defined.  The monies in that operating account may be used to fund operations of the events center, but if used, must be repaid by us within thirty days after the first operating year, as defined.  Should we be obligated to fund any operational shortfalls, the agreement provides for reimbursement to us from future profits from the events center.  The maximum amount of future payments we could be required to make under this operational guarantee is theoretical due to various unknown factors.  However, the guarantee would be limited to the operational loss from the facility for each year of the guarantee, less any reimbursements from the facility.  Although no assurance can be made, we do not believe, that any potential guarantee payments would be material based on the operating results of similar facilities.  The facility opened in November 2009.

In April 2009, we entered into an agreement with the city in Texas to fund a performance reserve related to having a hockey team play in the facility.  Under the agreement we delay receipt of advertising sales commissions otherwise payable to us to fund a performance reserve.  To the extent the performance reserve falls below the required reserve, we must fund cash.  The required performance reserve levels are as follows:

•	November 1, 2009 - $200 thousand, reduced to $150 thousand when a hockey team played the 2009-2010 season opener
•	November 1, 2010 - $150 thousand, reduced to $100 thousand when a hockey team plays the 2010-2011 season opener
•	November 1, 2011 - $100 thousand, reduced to $50 thousand when a hockey team plays the 2011-2012 season opener
•	November 1, 2012 - $50 thousand, reduced to zero when a hockey team plays 2012-2013 season opener.

If no hockey team plays a season opener through the 2018-2019 season opener, the amount then in the reserve account is forfeited and future advertising sales commission are forfeited until either a hockey team plays in a season opener or a total of $300 thousand is forfeited.  In no event is the amount forfeited to exceed $300 thousand.  A hockey team played the 2009-2010 season opener and we believe the likelihood we will forfeit anything under this guarantee is remote.  As of February 28, 2010, $150 thousand is in the performance reserve - $100 thousand is included in other assets and $50 thousand is included in prepaid and other assets in the accompanying balance sheets.

In May 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Missouri.  The initial term of this agreement ends fifteen years from facility opening, and the city may renew the agreement for an additional five years under the same terms.  The facility opened in November 2009.  Our compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement.  The management agreement includes a guarantee that we will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate.  Under the terms of the agreement the city has advanced $0.5 million to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account.  Excess funds in the facility operating account each operating year, after paying operating expenses, our base Encore fee and GEMS commission, are to be used in the following priority: 1) to reimburse us for any subsidy payments we have made, 2) to replenish the temporary operating reserve account, 3) to fund the capital reserve account and 4) to pay on a co-equal basis our incentive fee and deposits to three additional reserve accounts.  The maximum amount of future payments we could be required to make under the guarantee is theoretical due to various unknown factors.  However, once the temporary operating reserve account is depleted, the guarantee subsidy payments would be limited to the operational loss each operating year, plus the amount of our facility management fees and advertising sales commissions.  We do not expect to make guarantee subsidy payments based on operating results of similar facilities, however, no assurance can be made that a payment pursuant to this guarantee would not be paid in the future and that such payment would not be material.

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

We provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $0.6 million related to a guarantee under a workers compensation program.  This letter of credit is fully collateralized by third parties.  No amounts have been drawn on this letter of credit as of February 28, 2010.  We believe the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at February 28, 2010.

We have guaranteed payment of a lease for equipment used by PVEC, LLC.  As of February 28, 2010, twenty-one payments averaging $11 thousand per month, including principal and interest were outstanding.  The fair value of the lease obligation at February 28, 2010, was approximately $219 thousand.  The lease is secured by the equipment.  We believe the amount of payments under this guarantee, if any, will be negligible, and as such, have assigned no value to this guarantee at February 28, 2010.

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

The following table presents selected operating data for Our Old Car Company for the nine months ended February 28, 2009 (in thousands):

2009
Revenues	$60
Loss on disposal	(51)
Loss before income taxes	(48)
Loss from discontinued operations, net of income tax	(48)

Credit Risk

Our business activities and accounts receivable are with customers in various industries located throughout the United States.  We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.

As of February 28, 2010, $736 thousand of trade receivables were classified as long-term assets.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes these receivables to be fully collectible and as such, no allowance for doubtful accounts has been established against these receivables.

The League operates primarily in mid-sized communities in the Central, Western and Southern regions of the United States, including Arizona, Colorado, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, South Dakota, and Texas.  Our facility management fees and project management fees are derived primarily from events centers currently operating in, or being constructed in Arizona, Kansas, Missouri and Texas.  The economic downturn which has affected these markets has negatively impacted our operating results and will most likely continue to do so until an economic recovery is complete.

We depend on contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate.  Typically we must expend 20-30 months of effort to obtain such contracts.  We depend on these contracts for the revenue they generate and the facilities resulting from these contracts are potential facilities in which our licensees may operate.  Failure to timely secure these contracts may negatively impact our results.  Many governments are struggling to maintain tax revenue and raise capital in the current economic environment and may have less interest in developing new multipurpose facilities or less ability to finance construction of new multipurpose facilities.  Our revenues, project development fees and project management fees in particular, could be negatively impacted.  As of February 28, 2010, our accounts receivable from cities, related governmental entities, and PVEC, LLC total approximately 50% of total accounts receivable.

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

Related Party Transactions

Rudy Miller, a principal and major equity holder of Miller Capital Markets, LLC (MCM) and Miller Capital Corporation (MCC), beneficially owns approximately 8% of our common stock.

Investment Banking Agreement

In March 2010, we entered into an investment banking service agreement with MCM.  The agreement is effective February 2010, and has a term of one year.  Pursuant to this agreement, MCM will advise us with respect to potential mergers, acquisitions, and public and private financing transactions.

In consideration for these services, MCM will receive 10% of the gross proceeds of any private placement of equity and 4% of the gross proceeds of any private placement of debt.  With respect to public offerings, MCM will receive a percentage of the gross proceeds of such offerings as follows: (i) 2.75% for offerings of $10 million or less, (ii) 2.25% for offerings of $10 million to $20 million, (iii) 1.75% for offerings of $20 million to $30 million, and (iv) 1.25% of offerings of $30 million or more.  MCM will also have the right to receive warrants to purchase shares or units equivalent to 10% of the shares or units issued as part of any equity transaction wherein MCM provided services under this agreement, with the exercise price of such warrants being equal to 110% of the per share or unit value of the equity securities issued.  Warrants would expire in five years from the date of the equity offering, and would include piggyback registration rights for MCM on any future registration statements we file.  At any time within 12 months of a successful debt or equity financing event during the term of this agreement, MCM will have the right of first refusal to serve as our investment banker for any other financing transaction.

If we are acquired or involved in a merger with or acquisition of another business or entity, MCM will receive (i) 5% of the consideration from $1 up to $3 million, plus (ii) 4% of the consideration from $3 million to $6 million, plus (iii) 3% of the consideration from $6 million to $9 million, plus (iv) 2% of the consideration from $9 million to $12 million, plus (v) 1% of the consideration in excess of $12 million.

Financial Services Consulting Agreement

In March 2010, we entered into a consulting agreement with MCC.  The agreement is effective February 2010, with a term of one year.  MCC will provide us with financial consulting services related to our funding requirements, public and private debt and equity financing, potential merger and acquisition transactions, and investor relations.  As consideration for its services, MCC will receive twelve monthly payments of $9 thousand, additionally, MCC received a restricted stock grant of 2,000 shares of our common stock February 2010 with a thousand shares vesting February 2011, and the remaining thousand shares vesting February 2012.

Segment Information

Each of our subsidiaries is a separate legal entity with a separate management structure.  Our corporate operations exist solely to support our subsidiary segments.  As such, certain corporate overhead costs are allocated to the operating segments.  There are no differences in accounting principles between the operations.

In all periods presented, goodwill relates to our International Coliseums segment.

The Food Service segment began operations in fiscal 2009.

No interest expense was allocated to discontinued operations in any period in fiscal 2010 or fiscal 2009.

The following is a summary of certain financial information for our segments (in thousands):

	Nine Months Ended
	Gross Revenues	Income (Loss) from Continuing Operations, Before Tax	Identifiable Assets
February 28, 2010
Global Entertainment Corporate Operations	$136	$(869)	$907	(a)
GEC Food Service (b)	1,244	127	107
Central Hockey League/WPHL	1,574	294	951
Global Properties I	152	(321)	73
International Coliseums	1,182	641	1,115	(c)
Encore Facility Management	3,554	(49)	845	(d)
Global Entertainment Marketing Systems	306	(20)	262
Global Entertainment Ticketing	781	(500)	301
Global Entertainment Corporation Consolidated	$8,929	$(697)	$4,561

February 28, 2009
Global Entertainment Corporate Operations	$101	$(1,586)	$1,596	(a)
GEC Food Service (b)	412	(83)	682
Central Hockey League/WPHL	1,749	371	939
Global Properties I	578	56	202
International Coliseums	1,473	912	724	(c)
Encore Facility Management	2,240	(88)	231	(d)
Global Entertainment Marketing Systems	493	139	164
Global Entertainment Ticketing	2,081	(218)	622
Global Entertainment Corporation Consolidated	$9,127	$(497)	$5,160

(a)	Global Entertainment Corporate Operations assets include cash and cash equivalents and restricted cash of $0.6 million and $1.2 million at February 28, 2010 and 2009.
(b)
The GEC Food Service segment began operations October 2008 in Wenatchee, Washington.  The Wenatchee food service contract ended effective August 2009.  We sold $0.6 million of food service equipment in October 2009. In November 2009, GEC Food Service began food service operations in Independence, Missouri using equipment owned by the city.

(c)
The International Coliseums segment assets at February 28, 2010, include $0.2 million in accounts receivable from a city to fund furniture, fixture and equipment purchases made as agent for the city.  February 28, 2009 assets included no comparable amounts.

(d)
The Encore Facility Management segment assets at February 28, 2010, includes $0.8 million in accounts receivable from cities and assets at February 28, 2009, includes $0.2 million in accounts receivable from cities.  The increase is due to the opening of the facilities in Independence, Missouri and Allen, Texas, in November 2009, as well as a $0.1 million increase in receivables from PVEC, LLC.

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

Total revenue in the nine months ended February 28, 2010, included $0.3 million in facility management fees, ticket service fees, and food service revenues from contracts with the facility in Wenatchee, Washington, which opened in October 2008.  The contracts related to that facility were terminated effective August 31, 2009.

We managed construction projects for facilities in Allen, Texas and Independence, Missouri until the facilities opened in November 2009.  We have contracted to provide facility management service, ticket service and advertising sales at those facilities.  We earned advertising sales commissions and certain preopening related facility management fees from both facilities prior to opening, and expect to continue to earn advertising sales commissions and facility management fees from both facilities, now operating, under our multi-year contracts.  We began recognizing food service revenues from the Independence, Missouri facility beginning in November 2009.

Ground breaking on the facility in Dodge City, Kansas occurred in October 2009.  Under our agreements related to the facility, we earned the last of the contractual project development fees in our second quarter ended November 30, 2009.  We began earning project management fees related to this project in the fourth quarter of fiscal 2009 and fees are expected to be earned over a total of twenty-two months.  As of February 28, 2010, we have no active contracts providing for project development fees.

Our multi-year contracts with PVEC, LLC to provide facility management services, ticket services and advertising sales were active in the three and nine months ended February 28, 2010, and remain active through the date of this filing.  However, we have ceased recognizing advertising sales commissions and facility management fees, exclusive of payroll and reimbursed expense, as collections are deemed no longer reasonably assured.

We believe high unemployment levels and continued economic weakness have impacted our revenues and, in particular, contributed to 1) a decline in our ticket service fees and advertising sales commissions in the second quarter ended February 28, 2010, compared to the prior year quarter and 2) our inability to enter into arrangements to generate additional project development fees.

Three Months Ended February 28, 2010, Compared to Three Months Ended February 28, 2009

Revenues (in thousands):

	Three Months Ended February 28,
	2010	% of Revenue	2009	% of Revenue	Change	% Change

Project development fees	$—	—	$100	2.8	$(100)	(100.0)
Project management fees	203	6.3	247	7.0	(44)	(17.8)
Facility management fees	1,116	34.6	1,067	30.2	49	4.6
Ticket service fees	268	8.3	766	21.7	(498)	(65.0)
Food service revenue	909	28.2	282	8.0	627	222.3
Advertising sales commissions	74	2.3	115	3.3	(41)	(35.7)
License fees - league dues and other	626	19.4	517	14.6	109	21.1
License fees - initial and transfer	—	—	443	12.5	(443)	(100.0)
Other	29	0.9	—	—	29	NM
Total Revenues	$3,225	100.0	$3,537	100.0	$(312)	(8.8)

At $3.2 million, total revenues were 8.8% lower in the quarter ended February 28, 2010, than in the quarter ended February 28, 2009.

Facility management fees remained relatively unchanged at $1.1 million for the quarter ended February 28, 2010, and the quarter ended February 28, 2009.  Facility management fees include both recurring fees for management of facilities and fees for preopening services.  The year-over-year increase in recurring fees from the Allen, Texas and Independence, Missouri facilities, which opened in November 2009, was offset by declines in monthly management fees from the Rio Rancho, New Mexico facility, which ended in January 2009, the Wenatchee, Washington facility, which ended in August 2009, and the Prescott Valley facility.

Ticket service fees decreased $0.5 million, to $0.3 million for the quarter ended February 28, 2010, from $0.8 million in the prior year quarter.  This decrease in ticket service fees reflects declines in the number of events held, attendance at events and venues under contract.

Food service revenues increased $0.6 million in the quarter ended February 28, 2010, to $0.9 million, compared to $0.3 million in the prior year quarter.  The quarter ended February 28, 2010, was the first full quarter of food service operations at the Independence, Missouri facility, which opened in November 2009.  Food service revenue is currently derived almost entirely from the Independence, Missouri facility.

Advertising sales commissions were relatively unchanged at $0.1 million for both the quarter ended February 28, 2010, and the quarter ended February 28, 2009.  Sales commissions from the Allen, Texas and Independence, Missouri projects in the quarter ended February 28, 2010, offset the decrease from the loss of sales commissions from the Rio Rancho, New Mexico facility, no longer under contract,  the Wenatchee, Washington facility, no longer under contract, and the Prescott Valley, Arizona facility.

License fees – league dues and other increased $0.1 million in the quarter ended February 28, 2010, to $0.6 million, compared to $0.5 million in the prior year quarter.  The increase was the result of an increase in corporate sponsorship revenue.

License fees – initial and transfer were zero in the quarter ended February 28, 2010, and $0.4 million in the prior year quarter.  Since initial and transfer fees are not regularly recurring and are difficult to predict, there is no assurance we will be able to increase or sustain our operating capital from this source.

Operating Costs (in thousands):

	Three Months Ended February 28,
	2010	% of Revenue	2009	% of Revenue	Change	% Change

Cost of revenues	$1,962	60.8	$1,939	54.8	$23	1.2
General and administrative costs	1,671	51.8	1,681	47.5	(10)	(0.6)
Total Operating Costs	$3,633	112.7	$3,620	102.3	$13	0.4

Total operating costs were relatively unchanged at $3.6 million for the quarter ended February 28, 2010, and the quarter ended February 28, 2009.  Cost of revenues increased to 60.8% of revenue in the quarter ended February 28, 2010, from 54.8% of revenue in the quarter ended February 28, 2009.  This increase is the result of changes in the mix of revenue between years.  The current year quarter includes no initial and transfer license fees, and the prior year quarter includes $0.4 million of such fees.  These fees typically have minimal associated cost of revenues.  General and administrative costs remained relatively unchanged between years.

Loss from Continuing Operations (in thousands):

	Three Months Ended February 28,
	2010	% of Revenue	2009	% of Revenue	Change	% Change

Loss from continuing operations, before tax	$(491)	(15.2)	$(124)	(3.5)	$(367)	296.0

Loss from continuing operations, before tax, of $0.5 million for the quarter ended February 28, 2010, was $0.4 million higher than the loss from continuing operations, before tax, of $0.1 million for the quarter ended February 28, 2009.  The prior year quarter benefited from $0.4 million in initial and transfer license fees revenue.  There were no comparable revenues in the current year quarter.

Nine Months Ended February 28, 2010, Compared to Nine Months Ended February 28, 2009

Revenues (in thousands):

	Nine Months Ended February 28,
	2010	% of Revenue	2009	% of Revenue	Change	% Change

Project development fees	$152	1.7	$578	6.3	$(426)	(73.7)
Project management fees	1,182	13.2	1,473	16.1	(291)	(19.8)
Facility management fees	3,554	39.8	2,240	24.5	1,314	58.7
Ticket service fees	781	8.7	2,081	22.8	(1,300)	(62.5)
Food service revenue	1,233	13.8	412	4.5	821	199.3
Advertising sales commissions	265	3.0	493	5.4	(228)	(46.2)
License fees - league dues and other	1,474	16.5	1,306	14.3	168	12.9
License fees - initial and transfer	100	1.1	443	4.9	(343)	(77.4)
Other	188	2.1	101	1.1	87	86.1
Total Revenues	$8,929	100.0	$9,127	100.0	$(198)	(2.2)

At $8.9 million, total revenues were 2.2% lower in the nine months ended February 28, 2010, than in the nine months ended February 28, 2009.

Project development fees for the nine months ended February 28, 2010, relate to the project for the facility in Dodge City, Kansas, signed in fiscal 2009, and the project for the facility in Allen, Texas.  No further development fees are expected on these projects.  Project development fees in the prior year period related to the projects in Independence, Missouri, Dodge City, Kansas and Allen, Texas.

Project management fees of $1.2 million were 19.8% lower for the nine months ended February 28, 2010, than in the prior year nine months.  Project management fees related to the Allen, Texas and Independence, Missouri projects, for the nine months ended February 28, 2010, were lower than the prior year period fees on those projects, because fees ceased when those facilities opened in November 2009.  The Dodge City, Kansas project management fees for the nine months ended February 28, 2010, were insufficient to offset the Wenatchee, Washington project management fees in the prior year period.

Facility management fees were $3.6 million for the nine months ended February 28, 2010, compared to $2.2 million in the nine months ended February 28, 2009.  Facility management fees include both recurring fees for management of facilities and fees for preopening services.  The $1.3 million increase in facility management fees is primarily the result of the $1.1 million increase in fees for preopening services, primarily on the Allen, Texas and Independence, Missouri projects.  The recurring fees increased $0.2 million year-over-year.  The increases in recurring fees from the Allen, Texas and Independence, Missouri facilities, which opened in November 2009, were largely offset by declines in monthly management fees from the Rio Rancho, New Mexico facility, which ended in January 2009, and the Wenatchee, Washington facility, which ended in August 2009, and the Prescott Valley facility.

Ticket service fees decreased $1.3 million, to $0.8 million for the nine months ended February 28, 2010, from $2.1 million in the prior year period.  This decrease in ticket service fees reflects declines in the number of events held, attendance at events and venues under contract.

Food service revenues increased $0.8 million in the nine months ended February 28, 2010, to $1.2 million, compared to $0.4 million in the prior year period.  The current year period includes revenues from operations at the Independence, Missouri facility, opened in November 2009, and the last three months of operations at the Wenatchee, Washington facility.

Advertising sales commissions were $0.3 million for the nine months ended February 28, 2010, and $0.5 million for the nine months ended February 28, 2009.  Increases in sales commissions from the Allen, Texas and Independence, Missouri projects in the period ended February 28, 2010, were not sufficient to offset the loss of sales commissions from the Rio Rancho, New Mexico facility, no longer under contract, the Wenatchee, Washington facility, no longer under contract, and the Prescott Valley, Arizona facility.

License fees – league dues and other were $1.5 million for the nine months ended February 28, 2010, and $1.3 million for the nine months ended February 28, 2009.  The current year period includes $0.1 million increase in corporate sponsorship revenue.

License fees – initial and transfer for the nine months ended February 28, 2010, includes fees from a transfer in the quarter ended August 31, 2009.  Since initial and transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

Operating Costs (in thousands):

	Nine Months Ended February 28,
	2010	% of Revenue	2009	% of Revenue	Change	% Change

Cost of revenues	$5,041	56.5	$4,337	47.5	$704	16.2
General and administrative costs	4,498	50.4	4,897	53.7	(399)	(8.1)
Total Operating Costs	$9,539	106.8	$9,234	101.2	$305	3.3

Total operating costs increased $0.3 million to $9.5 million for the nine months ended February 28, 2010, from $9.2 million in the prior year period.  The nine months ended February 28, 2010, included $1.0 million of additional preopening costs, primarily for the Allen, Texas and Independence, Missouri projects, $0.2 million of additional food service costs, related to the increase in food service revenues, and $0.3 million of additional facility payroll expense.  Those increases in cost of revenues were offset by a $0.7 million decrease in ticket servicing costs related to the decline in ticket service fees.  General and administrative costs decreased year-over-year in several expense categories as a result of cost reduction initiatives.

Loss from Continuing Operations (in thousands):

	Nine Months Ended February 28,
	2010	% of Revenue	2009	% of Revenue	Change	% Change

Loss from continuing operations, before tax	$(697)	(7.8)	$(497)	(5.4)	$(200)	40.2

Loss from continuing operations, before tax, was $0.7 million for the nine months ended February 28, 2010, compared to a loss from continuing operations, before tax, of $0.5 million for the nine months ended February 28, 2009.  Interest expense in the nine months ended February 28, 2010, was $0.4 million lower then in the prior year period due to the repayment of the Wenatchee project loan in December 2008.  The current year period includes $0.1 million in losses on the investment in PVEC, LLC.

Liquidity and Capital Resources

As of February 28, 2010, we had $0.6 million in cash and cash equivalents, including cash collected for GetTix tickets of less than $0.1 million for events scheduled to occur in the future.

Under our performance guarantee related to the hockey team in Texas, $50 thousand of working capital, included in prepaid and other assets is currently unavailable to us.  We expect this working capital will be unavailable to us until November 2010, when we expect $50 thousand will be released.  In addition, accounts receivable for advertising sales commissions from the Texas facility, $0.1 million at February 28, 2010, are not being paid to us under normal terms.  We expect to receive payment of the advertising sales commission receivables earned through October 2010 at this facility, in November 2010.

Cash used in operating activities was $0.8 million in the nine months ended February 28, 2010.  During the period ended February 28, 2010, we began receiving furniture, fixture and equipment on the project in Allen, Texas.  We generally pay the vendors for these items after obtaining funds from the city.  This furniture, fixture and equipment activity increased accounts receivable $0.2 million between May 31, 2009, and February 28, 2010, and increased accounts payable $0.2 million between May 31, 2009, and February 28, 2010.

Cash provided by investing activities in the nine months ended February 28, 2010, was limited to fixed asset purchases, net of proceeds from disposal of our food service equipment.  We received $0.6 million when we sold our food service equipment to the City of Wenatchee, Washington in October 2009.  We use the city’s equipment to conduct food service operations in Independence, Missouri, beginning in November 2009, and do not expect to make any material capital expenditures in the remainder of fiscal 2010.

Cash used in financing activities for the nine months ended February 28, 2010, consisted entirely of scheduled payments on our note payable.  We do not currently have any intentions of entering into any additional financing arrangements.

We had a $1.75 million line of credit that expired October 1, 2009.  We did not renew the facility.

As of February 28, 2010, $736 thousand of trade receivables is classified as long-term assets.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes these receivables to be fully collectible and as such, no allowance for doubtful accounts has been established against these receivables.

We have experienced operating losses and a deterioration in liquidity since May, 31, 2009.  The economic downturn, which has affected the markets in which we operate, has negatively impacted our operating results and our liquidity, and may continue to do so until an economic recovery is complete.  If we sustain additional operating losses, our business or profitability continues to deteriorate, the timing of collections does not improve, or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources.  We are finalizing our business plans for fiscal 2011, and expect to be under cash flow pressure for the foreseeable future.  While we anticipate having adequate cash flow from available sources to fund our operating needs through February 28, 2011, there can be no assurance, that cash flow will be adequate, with or without realization of our plans.  We cannot guarantee that we would be able to obtain financing, if needed, on terms acceptable to us, if at all.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to discontinue or dispose of one or more of them, as we move forward with our business plan.

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

•
CHL, Inc.’s undistributed earnings (loss) in the League is presented as noncontrolling interest in the equity section of the consolidated balance sheets, for all periods presented.  Prior to adoption of these standards CHL, Inc.’s undistributed earnings (loss) in the League had been presented in the consolidated balance sheets as a liability as of May 31, 2009, and as an asset as of February 28, 2009.

In September 2009, the EITF issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2011, for our fiscal year 2012, unless we elect to early adopt the standards effective June 1, 2009 or June 1, 2010.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.  We have not determined if we will early adopt the standards.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of February 28, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a plaintiff and a counter-defendant in a lawsuit involving the City of Rio Rancho, New Mexico filed June 24, 2009, in the New Mexico 13th Judicial District, Sandoval County, Case No. 01329 CV091504.  Our claim seeks resolution of matters stemming from the time during which we managed the events center in Rio Rancho, New Mexico.  Specifically, our claim is based on breach of contract and other matters.  The complaint seeks payment of monies due in excess of $0.3 million and declaratory judgment that we have no liability to third-party creditors of the center.  The city’s counterclaim alleges breach of contract, among other claims, and seeks judgment in excess of $0.2 million.  We believe the counterclaim is without merit.

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in a series of suits: Allstate Life Insurance Company v. Robert W. Baird & Co., Global Entertainment Corporation, et al.; United States District Court, District of Arizona, Case No. 3:09-cv-08162-FJM filed September 18, 2009; Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al.; United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009; Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al.; Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigation relates to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  Allstate is a bond holder and the complaint alleges the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  Allstate seeks unspecified damages and/or reimbursement of its investment, in excess of $26 million.  We have indemnified all our former and current directors and officers in connection with this matter.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has indicated an intention to decline coverage of Global Entertainment Corporation in this matter.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of the applicable deductible ($75 thousand or $100 thousand, depending on how the claim is ultimately classified).

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

GLOBAL ENTERTAINMENT CORPORATION
(Registrant)

April 14, 2010	By	/s/Richard Kozuback
Richard Kozuback
President & Chief Executive Officer

April 14, 2010	By	s/James Yeager
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