Form 10-K
period 2010-05-31
GLOBAL ENTERTAINMENT CORP
filed 2010-09-14
CIK 885780

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer at November 30, 2009, was $958,594.

At August 31, 2010, 6,646,062 shares of Global Entertainment Corporation common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement to be filed with the Commission for the annual meeting of stockholders to be held April 15, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I.

ITEM 1.  BUSINESS.

Overview

Global Entertainment Corporation (referred to in this annual report as “we,” “us” or “Company”) is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing.  We are primarily focused on projects located in mid-size communities.

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

Pursuant to a joint operating agreement between us and Central Hockey League Inc. (CHL, Inc.), WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the League).  Eighteen teams are expected to play in the 2009-2010 season.  The teams are located in mid-market communities throughout the Central, Western and Southern regions of the United States.

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

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose events centers developed by GPI, existing WPHL licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators.  GetTix provides a full ticketing solution by way of box office, outlet, phone, internet and print-at-home service that utilizes distribution outlets in each market.  GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

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

GEC Food Service, LLC (formerly Global Food Service, LLC) (Food Service) formed in fiscal 2009 and manages facility food service operations.

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.).

Recent Developments

The independent auditor's report on our May 31, 2010, consolidated financial statements, which is included herein, states that our declines in operations, cash flows and liquidity raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern and to execute our business strategies is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and/or obtaining additional credit from various financial institutions or other lenders.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.  See “Liquidity and Capital Resources” under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and the “Going Concern” note to “Item 8. Financial Statements and Supplementary Data.”

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

WPHL operates the League.  The teams participating in the League are located primarily in mid-sized communities throughout the Central, Western and Southern regions of the United States.  Pursuant to a joint operating agreement with CHL, Inc., WPHL jointly manages and operates the League under the “Central Hockey League” name.  WPHL provides ongoing support and assistance to teams in accounting, ticket sales, marketing, hockey operations, development, and media services.  WPHL provides operational manuals for each team to utilize as a guide and point of reference.  WPHL holds annual League conferences to provide team owners and their staff an opportunity to meet with other owners and their staff and discuss operational concerns.  Operations are governed by an oversight board.

The League is comprised of WPHL licensed teams, CHL, Inc. sanctioned teams and beginning in the 2010-2011 season teams formerly competing in the International Hockey League (IHL teams).  The CHL, Inc. teams operate under a sanction agreement that requires assessment payments to the League pursuant to the terms and conditions of CHL, Inc. agreements.  The IHL teams participate in the League, under a two year agreement, for a fee paid to the League.

During the 2010-2011 season we expect eighteen teams to compete in the League: ten WPHL licensed teams, three CHL, Inc. sanctioned teams and five IHL teams.

The eighteen League teams expected to compete during the 2010-2011 season, are divided into two conferences: Turner and Berry, as follows:

Turner Conference	Berry Conference

Bloomington PrairieThunder, Bloomington, IL (3)	Allen Americans, Allen, TX (1)
Colorado Eagles, Windsor, CO (1)	Arizona Hockey, Prescott Valley, AZ (1)
Dayton Gems, Dayton, OH (3)	Bossier-Shreveport Mudbugs, Bossier City, LA (1)
Fort Wayne Komets, Fort Wayne, IN (3)	Laredo Bucks, Laredo, TX (1)
Evansville IceMen, Evansville, IN (3)	Mississippi RiverKings, Southaven, MS (2)
Missouri Mavericks , Independence, MO (1)	Odessa Jackalopes, Odessa, TX (1)
Quad City Mallards, Moline, IL (3)	Rio Grande Valley Killer Bees, Hidalgo, TX (1)
Rapid City Rush, Rapid City, SD (1)	Texas Brahmas, North Richland Hills, TX (1)
Wichita Thunder, Wichita, KS (2)	Tulsa Oilers, Tulsa, OK (2)

(1) WPHL
(2) CHL
(3) IHL

Certain WPHL licensees have dormant licenses.  They do not have teams participating in the 2010-2011 season but may maintain their WPHL licenses on inactive status by paying a dormancy fee to the League.

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

	Number of Home Games	Number of Teams Playing	Attendance				Ticket Revenue (millions)
Season			Regular Season	Playoffs	Total	Per Game Average
2009-2010	32	15	1,824,262	168,815	1,993,077	3,789	$19.19
2008-2009	32	16	1,949,906	146,396	2,096,302	3,770	$19.02
2007-2008	32	17	2,164,657	149,293	2,313,950	3,942	$21.70
2006-2007	32	17	2,387,286	318,257	2,705,543	4,350	$25.49
2005-2006	32	15	2,238,408	185,805	2,424,213	4,671	$18.42
2004-2005	30	17	2,284,057	179,130	2,463,187	4,487	$16.99
2003-2004	32	17	2,448,584	168,894	2,617,478	4,521	$18.01
2002-2003	32	16	2,253,489	134,335	2,387,824	4,381	$13.78
2001-2002	32	16	2,183,197	152,455	2,335,652	4,270	$13.47

License Agreements.  Under the WPHL license agreements, if conditions are met, WPHL grants license rights for a 10-year term for a designated area, which may be renewed by the licensee.  The licensee agrees to pay fees to WPHL and WPHL agrees to provide various services, including services relating to accounting, ticket sales, marketing, hockey operations, media, contracting and negotiating, rulemaking, administrative and training, and conferences.  In addition, WPHL and each team have continuing rights and obligations, with respect to record keeping, the team’s arena, participation in WPHL management, intellectual property, confidentiality, maintenance of insurance and indemnification, among others.

Initial License Fees and Costs.  The current initial license fee is $1,250,000.

Continuing License Fees.  Upon the execution of a license agreement, a WPHL licensee is responsible for continuing fees payable to WPHL.  Licensees also are responsible for continuing fees payable to the League.  The fees payable to the League are shared with WPHL pursuant to the joint operating agreement between the leagues.  Continuing fees include assessment fees, advertising fees, local marketing expenditures, transfer fees, audit fees and renewal fees, which are described below:

•
Assessment Fees. Pursuant to the terms of the joint operating agreement each team in the League pays annual assessment fees of $75 thousand, plus $15 thousand per annum for officiating costs.  In addition, the teams from WPHL pay an extra $10 thousand annually to WPHL directly to cover certain costs.

•
Advertising Fees.  Advertising fees are 3% of gross team revenues.  Fees received by the League from each licensee are pooled together to form an advertising fund used for league promotion.  In addition to the monthly advertising fees, each licensee is required to spend a minimum of 1% of revenue on local marketing and promotion.  WPHL has the discretion not to collect the advertising fees and to date has chosen not to collect advertising fees from its licensees, although it retains the right to do so.

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

•	Training and Conferences. WPHL provides the following training and conferences to League teams:
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

•
Salary and Player Caps. The PHPA collective bargaining agreement for the 2010-2011 season has been approved by the League and the PHPA.  The League salary cap, negotiated with the PHPA, for the 2010-2011 season, per team, is $10,200 per week, with one player’s salary to be discounted at 50% for purposes of the cap.  For the 2010-2011 season, rookies are guaranteed payment of no less than $335 per week, and all others are guaranteed payment of no less than $375 per week.  Player bonuses are subject to the approval of the League at time of player contract submission.  Additionally, no team may have more than nineteen players on its payroll, excluding players on injured reserve or five-game contracts.

Joint Operating Agreement

Pursuant to a joint operating agreement dated July 2001, CHL, Inc., which was the operator of the Central Hockey League, and WPHL, which was the operator of the Western Professional Hockey League, agreed to operate the leagues jointly under the trade name “Central Hockey League” (as the League).  The joint operating agreement, as modified in June 2008, provides that operations are to be governed by an oversight board consisting of five members, two of whom are designated by CHL, Inc., two of whom are designated by WPHL, and one of whom is designated jointly.  Despite this agreement, each of WPHL and CHL, Inc. remain separate and distinct legal entities and maintain separate books and records, and are solely responsible for their own obligations.  We own no interest in CHL, Inc.  WPHL, our wholly-owned subsidiary, performs all operating functions of the League.  Revenues from League assessment fees, IHL fees (beginning in fiscal 2011) and corporate sponsorships are included in our consolidated revenue and League operating costs are included in our cost of revenues and general and administrative costs.

Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations.  Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league (WPHL or CHL, Inc.) that operated during the year.  If expenses exceed operating revenue in any given period, losses are allocated to WPHL and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league (WPHL or CHL, Inc.) that operated during the year in which the loss occurs.  Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

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

Multipurpose Events Center Development Business

Our multipurpose events center development business is operated through our subsidiary entities, GPI and ICC, which provide development and design services and manage the construction of multipurpose sports and entertainment arenas. These arenas typically have a fixed seating capacity of approximately 6,500 and are typically constructed in mid-market communities.

We use a partnership approach with municipalities to provide a comprehensive set of services to manage all facets of the overall center construction process.  For these services, service fees are charged and expenses are reimbursed in the performance of such duties.  There are typically three distinct components:

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

We have developed or managed or currently are developing or managing the following multipurpose arena projects:

Dodge City, Kansas and the County of Ford County, Kansas: We provided development services and are currently performing project management services for a 4,200 seat multi-purpose events center for the City of Dodge City, Kansas and the County of Ford County, Kansas.  The facility is scheduled to open in the third or fourth quarter of fiscal of 2011.

Independence, Missouri: We provided development services and managed construction of a multi-purpose events center for the City of Independence, Missouri.  The facility, opened in November, 2009, is home to the Missouri Mavericks, a League team and primary tenant.  Encore manages the building operations.  GEMS handles all sales and marketing services.  GetTix provides exclusive ticketing services for all events.  The facility has 5,800 fixed seats and an additional second ice surface that provides an amateur hockey and skating facility for the community.

Allen, Texas: We provided development services and managed construction of an events center in Allen, Texas.  This 6,300 - 8,600 seat facility opened in November 2009.  The Allen Americans, a League team serve as the primary tenant.  Until June 2010, Encore managed the facility and GEMS provided sales and marketing services.  GetTix provides ticketing services.

Wenatchee, Washington: We developed a 4,300 seat facility located in Wenatchee, Washington which opened in the fall of 2008.  We sold the facility in December 2008.  Encore managed the facility, GetTix provided ticketing services and GEMS provided sales and marketing services until late summer of 2009.

Rio Rancho, New Mexico: We managed construction of a facility located in Rio Rancho, New Mexico which opened in fiscal 2007.  The events center is a 6,500-8,000 seat facility and serves as a major component of the City of Rio Rancho’s new master planned downtown.  The New Mexico Scorpions, a former League team, served as the major tenant.

Prescott Valley, Arizona: We managed construction of Tim’s Toyota Center located in Prescott Valley, Arizona which opened in fiscal 2007.  This facility is a 5,000-6,200 seat arena and is a major component of a 40 acre retail and entertainment district.  A League hockey team, the Arizona Hockey, serves as the major tenant.  Encore manages the facility.  GetTix provides ticketing services.  GEMS provides sales and marketing services.

Broomfield, Colorado: In fiscal 2007, we completed project management duties under a sub-contract with Icon Venue Group for a 6,000 seat center in Broomfield, Colorado.  A dormant League hockey team, the Rocky Mountain Rage, served as the major tenant.

Youngstown, Ohio: We managed construction of a center located in Youngstown, Ohio, which opened in fiscal 2006. The center is a 6,500-8,500-seat facility serving Youngstown, Ohio and surrounding communities.

Larimer County, Colorado: In fiscal 2004, we completed our duties as the project manager with respect to a 6,000-seat events center located in Larimer County, Colorado.  Since opening, this events center has been home to the League team, the Colorado Eagles.

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

Marketing and Licensing Business

Our marketing and licensing business is operated through our subsidiary, GEMS, which was formed for the purpose of promoting, marketing, and selling various revenue streams created by the development and operation of multipurpose arenas in mid-sized communities throughout the United States.  GEMS sells a variety of services, including facility naming rights, facility sponsorship agreements, luxury suite sales, and premium seat license sales.  We believe that corporate sales and licensing will enable teams to keep ticket prices affordable and thereby increase their fan bases while simultaneously increasing total revenue.

Ticketing Business

We operate our ticketing business through our subsidiary GetTix, a full service ticketing company for events and venues throughout our markets.  The ticketing business generates revenues through box office, outlet, call-center, and Internet sales.

We have restructured our management team over the course of the past year and have changed and upgraded our software platform.  With the array of opportunities the new structure provides our customers, we have recently added several significant clients to GetTix and expect to add several more in the coming year.

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

Each subsidiary has been structured to operate independently with third party customers as well as sister companies, thereby allowing each subsidiary the ability to independently promote itself and the businesses of its sister companies.  By way of example, GetTix may provide ticketing services for a multipurpose events center, managed by Encore, and maintain a ticketing relationship with an independent third party venue.  In addition, Encore may manage an events center for which GPI provided development services and/or ICC managed construction, but may also contract to manage an independent third party venue with a ticketing contract with GetTix.  These forms of cross revenue generation occur throughout our various businesses and have been designed to increase revenues as each individual business expands.

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

Competition

We seek to compete in our core historical sports-related business activities by focusing primarily on mid-sized communities in the Central, Western and Southern regions of the United States.  Given the demographics of these communities, major professional sports licenses and other major entertainment providers typically do not play or perform in these communities.  As a result, we believe there is significant demand for reasonably priced professional sporting events and other entertainment offerings that are not typically available to citizens of these communities.  By establishing a League team in these mid-sized communities, and possibly facilitating the development, construction and operation of a multipurpose events center, we intend to provide reasonably priced professional sports and other entertainment options to these typically under-served markets, and create additional marketing and licensing business opportunities for our other business lines.

Minor Professional Hockey League Business. The League principally competes as one of three minor professional hockey leagues in operation in the United States (AA and AAA).  Head-to-head competition has not typically occurred between the existing leagues, as each league is located in a different geographic region of the United States.  However, with recent expansion efforts, these boundaries are beginning to become less defined and leagues are encroaching upon each other’s markets, creating heightened competition.  The ECHL (formerly the East Coast Hockey League) operates predominantly along the Eastern and Western United States coasts.  The American Hockey League (AHL) is the true farm system for the National Hockey League (NHL) and operates across the continental United States and Canada without regional or geographical boundaries.  Finally, our League operates within the Central, Western and Southern regions of the United States.  Because established licensees currently serve specific geographical areas, we foresee limited competition from other hockey leagues penetrating our existing markets; however, AHL teams have entered AA markets in the past and may attempt to do so in the future.  Competitors attempting to enter the market would encounter brand identity obstacles, over-saturated markets, and difficulties in obtaining venues available for play.

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

Employees

As of May 31, 2010, we had 78 full-time employees and 135 part-time employees.  During the year ended May 31, 2010, we employed an average of 88 full time employees and 229 part time employees.  Employment peaks during hockey season.  Management believes that the relationship with our employees is good.  None of our employees are represented by a labor union.  WPHL team players are employees of our licensees.

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

ITEM 3. LEGAL PROCEEDINGS.

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured at one of the facilities we develop, design or manage.  As of May 31, 2010, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations.  To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability.  There is no assurance, however, that our insurance coverage will adequately cover all liabilities to which we may be exposed.

Active Matters

We are plaintiff in Global Entertainment Corporation v. Richard Floco, Paul Lawless, ProTix.com, et al.; filed June 18, 2009, in Arizona Superior Court, Maricopa County, Case No. CV2009-019907.  We filed suit against Richard Floco, a former employee, seeking to enforce restrictive covenants through injunctive relief and to collect money damages.  We sued certain other defendants for injunctive relief.  We believe Mr. Floco engaged in a series of acts in violation of his fiduciary duties during his employment and in violation of his written obligations both during employment and following his termination.  Just prior to a scheduled evidentiary hearing, we reached settlement with Mr. Floco under which he agrees to pay us $100,000 over a period of approximately sixteen months and under which the restrictive covenants in his terminated employment agreement will be enforced for a period of twelve months.  A judicial settlement conference with the remaining defendants is planned.

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

Global Entertainment Corporation, Prescott Valley Events Center, LLC. (PVEC, LLC) and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in a series of suits consolidated under 1) Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009 and 2) Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  We are the managing member of PVEC, LLC.  The litigations relate to the offering for the bonds, issued to support the construction of the events center in Prescott Valley, Arizona (the Bonds).  The complaints allege the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  The plaintiffs are bond holders or their representatives and seek unspecified damages and/or reimbursement of bond investments, in excess of $26 million.  We have indemnified all our former and current directors and officers in connection with this matter.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has declined coverage of Global Entertainment Corporation in this matter, based on the assumption that we did not issue or sell the Bonds.  Defense costs are allocated 45% to defense of Global Entertainment Corporation and 55% to defense of the directors.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of a $75 thousand insurance deductible.  As of May 31, 2010, the deductible has not yet been met.

We are defendant in Alerus Financial Corporation as Assignor of First Bank &Trust Leasing Services, a division of Kinetic Leasing, Inc. v. Global of Prescott Valley, LLC and Global Entertainment Corporation, District Court of Cass County, North Dakota,  dated June 8, 2010.  This litigation stems from our guarantee of a lease for equipment used by PVEC, LLC.  The lease is secured by the equipment.  The lessor seeks to recover the equipment and $300 thousand, including the remaining lease balance.  As of May 31, 2010, we have established no reserve for this matter, based on the status of current negotiations with the lessor and other parties which may provide funding sources to PVEC, LLC.

We are defendant in Prescott Valley Hockey Club, LLC v. Western Professional Hockey League, Inc.; United States District Court, District of Arizona, Case No. 3:09-cv-08165-JAT filed September 3, 2010.  This suit was filed by the prior license holder for the WPHL team in Prescott Valley, Arizona.  The League terminated the subject license agreement for cause.  The Complaint alleges trademark infringement and conversion of certain personal property.  The plaintiff seeks an unspecified amount of money damages and injunctive relief.

Potential Matters

We have triggered the alternative dispute mechanism under the contract with a city for construction project consulting.  If the mandated mediation is not effective, we intend to file an action to collect amounts due from the city under the contracts for project consulting and facility management, currently totaling in excess of $0.4 million.

ITEM 4.  (REMOVED AND RESERVED)

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Beginning April 30, 2009, our common stock is quoted on the OTC Bulletin Board under the symbol “GNTP”.  Prior to April 30, 2009, our common stock traded on NYSE Euronext under the symbol “GEE”.  As of August 24, 2010, there were approximately 630 record and beneficial owners of our common stock.

The following schedule contains the high and low closing sales prices of our common stock, as reported by the NYSE Amex through April 29, 2009, and high and low bid prices of our common stock as quoted on the OTC Bulletin Board beginning April 30, 2009.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

June 1, 2008 -	September 1, 2008 -	December 1, 2008 -	March 1, 2009 -
August 31, 2008	November 30, 2008	February 28, 2009	May 31, 2009

$0.98 - $1.90	$0.65- $1.55	$0.42 - $1.08	$0.55 - $1.10

June 1, 2009 -	September 1, 2009 -	December 1, 2009 -	March 1, 2010 -
August 31, 2009	November 30, 2009	February 28, 2010	May 31, 2010

$0.26 - $0.79	$0.20- $0.50	$0.20 - $0.40	$0.15 - $0.25

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  In addition, our bank credit facility restricts our ability to pay dividends.  Our current policy is to retain any earnings to finance operations and expand our business.

The following table contains information related to the status of our equity compensation plans as of May 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)		(c)
Equity compensation plans
approved by security holders	317,950	(1)	$4.57	(2)	566,249	(3)
Equity compensation plans not
approved by security holders	107,900	(4)	7.10		—
Total	425,850		$5.21		566,249

(1)	Includes 291,000 shares issuable upon the exercise of stock options and 26,950 shares issuable upon vesting of restricted stock.
(2)	The shares issuable upon exercise of stock options have a weighted average exercise price of $5.00 per share. Restricted stock shares have no exercise price.
(3)	Includes 307,149 shares available for issuance under our 2000 Long-Term Incentive Plan and 259,100 shares available for issuance under our 2007 Long-Term Incentive Plan.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors affecting our financial condition, changes in financial condition, and results of operations during the last two fiscal years and should be read with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to those set forth in this report.

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

Revenue Recognition

•
License Fees. License fees include initial acquisition fees, transfer fees and annual assessments.  Initial license fees represent amounts received from League licensees to acquire a hockey license.  Transfer license fees represent the amounts received upon the transfer of ownership of an existing license.  We recognize initial fees and transfer fees when we have met all of our significant obligations under the terms of the license agreement.  Each arrangement is unique; however, under the standard license agreement, we are generally responsible for assisting the licensee with facility lease contract negotiations (if a lease has not yet been secured) and staffing advisements.  These generally occur at, or before, the time the licensee acquires a license.  Pursuant to the terms of the joint operating agreement, each team in the League pays annual assessment fees of $75 thousand, plus $15 thousand per annum for officiating costs.  In addition, the teams from WPHL pay an extra $10 thousand annually to cover our costs.  The fees are recognized ratably over the year in proportion to the expenses expected to be incurred.

•
Advertising Sales Commissions. GEMS sells certain contractual rights including facility naming rights, luxury suites, premium seats, and facility sponsorship agreements.  GEMS earns a commission, calculated as a percentage of the contract, payable when the facility collects the cash from the underlying agreement.  GEMS commissions are recognized when the underlying contracts are executed and collectability is reasonably assured.

•
Project Management Fees. ICC earns design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction of municipal venues.  This revenue is recognized ratably over the duration of the contracts.  Project management fees may also include amounts we billed relating to furniture, fixtures and equipment, architectural fees, and other amounts we incurred on behalf of municipalities.  The related revenue and expense for these amounts are recognized in the period incurred.  Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs.  As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.  Project management revenues are recorded based on the gross amounts billed to a customer in accordance with the rules for reporting revenue gross as a principal versus net as an agent.

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

•	Food Service Revenue: Food service revenue is comprised primarily of cash sales to individual consumers. Revenue is recognized at the time of sale, net of sales taxes collected.

Allowance for Doubtful Accounts. We provide for potential uncollectible trade and miscellaneous receivables based on specific credit information and historical collection experience.  If market conditions decline, actual collection experience may not meet expectations and may result in increased delinquencies.

Impairment of Goodwill. Our goodwill assets totaled $519 thousand as of May 31, 2010, and relate to costs in excess of identifiable assets in the acquisition of ICC.  Goodwill is tested for impairment annually and when impairment indicators arise.  For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any.  We use a present value technique to measure reporting unit fair value.  If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount.  If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

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

Joint Operating Agreement. We have entered into a joint operating agreement with CHL, Inc.  Under the terms of the joint operating agreement, WPHL handles all operating functions of the League.  We consolidate League operations and CHL, Inc.’s portion of operations is recorded as minority interests.  Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations.  Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league (WPH and CHL) that operated during the year.  If expenses exceed operating revenue in any given period, losses are allocated to WPHL and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league (WPH and CHL) that operated during the year in which the loss occurs.  Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.  The allocation of expenses and division of net income (loss) from hockey operations involves some degree of estimation.  Changes in these estimates could affect the allocation of profit or loss under the terms of the joint operating agreement.

Percentage of Completion. The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our consolidated financial statements.  A number of internal and external factors affect our percentage-of-completion estimates, including labor rate, estimated future material prices and customer specification changes.  If our business conditions were different, or if we used different assumptions in the application of this accounting policy, materially different amounts could be reported in our consolidated financial statements.  As of May 31, 2010, no projects accounted for using the percentage of completion method were in process.

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

Overview

During fiscal 2008 we decided to divest of Our Old Car Company (formerly Cragar Industries, Inc.).  As a result, the operations of Our Old Car Company have been classified as loss from discontinued operations in the consolidated statements of operations for all periods presented.  Revenues and operating costs in the consolidated statements of operations now exclude all accounts of Our Old Car Company.

Total revenue for fiscal 2010, included $0.3 million in facility management fees, ticket service fees, and food service revenues from contracts with the facility in Wenatchee, Washington, which opened in October 2008.  The contracts related to that facility were terminated effective August 31, 2009.

We managed construction projects for facilities in Allen, Texas and Independence, Missouri until the facilities opened in November 2009.  We earned advertising sales commissions and certain preopening related facility management fees from both facilities prior to opening.  We contracted to provide facility management service, ticket service and sell advertising at those facilities.  We expect to continue to earn advertising sales commissions and facility management fees from Independence, Missouri under our multi-year contracts, however we no longer manage the facility in Allen, Texas, effective in June 2010.  We began recognizing food service revenues from the Independence, Missouri facility beginning in November 2009.

Ground breaking on the facility in Dodge City, Kansas occurred in October 2009.  Under our agreements related to the facility, we earned the last of the contractual project development fees in the fiscal 2010 second quarter ended November 30, 2009.  We began earning project management fees related to this project in the fourth quarter of fiscal 2009 and fees are expected to be earned through completion of construction, scheduled in the third or fourth quarter of fiscal 2011.  We contracted to provide facility management service, ticket service and advertising sales at this facility.

As of May 31, 2010, we have no active contracts providing for project development fees.

Our multi-year contracts with PVEC, LLC to provide facility management services, ticket services and advertising sales were active in fiscal 2010, and remain active through the date of this filing.  However, we have ceased recognizing advertising sales commissions and facility management fees, exclusive of payroll and reimbursed expense, as collections are deemed no longer reasonably assured.

We believe high unemployment levels and continued economic weakness have impacted our revenues and, in particular, contributed to 1) a decline in our ticket service fees and advertising sales commissions in fiscal 2010, compared to fiscal 2009 and 2) our inability to enter into arrangements to generate additional project development and project management fees.

Year Ended May 31, 2010, Compared to Year Ended May 31, 2009

Revenues (in thousands):

	2010	% of Revenue	2009	% of Revenue	Change	% Change

Project development fees	$152	1.3	$703	5.3	$(551)	(78.4)
Project management fees	1,418	12.5	1,908	14.5	(490)	(25.7)
Facility management fees	4,569	40.4	3,191	24.2	1,378	43.2
Ticket service fees	937	8.3	2,783	21.1	(1,846)	(66.3)
Food service revenue	1,650	14.6	677	5.1	973	143.7
Advertising sales commissions	318	2.8	454	3.4	(136)	(30.0)
License fees - league dues and other	1,960	17.3	1,745	13.2	215	12.3
License fees - initial and transfer	100	0.9	1,577	12.0	(1,477)	(93.7)
Other revenue	204	1.8	141	1.1	63	44.7
Total Revenues	$11,308	100.0	$13,179	100.0	$(1,871)	(14.2)

Total revenues decreased 14.2%, or $1.9 million, to $11.3 million for fiscal 2010.  License fees - initial and transfer, a non-routine revenue source, contributed $1.5 million to the decrease.

Project development fees decreased $0.6 million, to $0.2 million for fiscal 2010.  Project development fees in fiscal 2010 related primarily to the project in Dodge City, Kansas, signed in 2009.  Project development fees in fiscal 2009 include the final development fee installments from the agreements with the cities of Allen, Texas and Independence, Missouri, and development fee installments on the project in Dodge City, Kansas.

Project management fees decreased $0.5 million to $1.4 million for fiscal 2010, from $1.9 million in the prior fiscal year.  Project management fees for fiscal 2010 include $0.7 million more in management fees on the projects in Independence, Missouri, and Dodge City, Kansas and $1.2 million lower management fees on the projects in Allen, Texas and Wenatchee, Washington, than fiscal 2009.  We no longer manage the facility in Allen, Texas, effective in June 2010.

Facility management fees increased $1.4 million, to $4.6 million for fiscal 2010, from $3.2 million in the prior fiscal year.  Fees for fiscal 2010 were $2.8 million higher in fiscal 2010 than in fiscal 2009 for the Allen, Texas and Independence, Missouri facilities, opened in November 2009, and $1.3 million lower in fiscal 2010 than in fiscal 2009 for the Wenatchee, Washington and Rio Rancho, New Mexico facilities, no longer under management.

Ticket service fees decreased $1.8 million, to $0.9 million in fiscal 2010, from $2.8 million for the prior fiscal year.  This decrease in ticket service fees reflects declines in the number of events held and attendance at events and venues under contract.  Based on recently executed contracts, we expect ticket service fees to increase appreciably in fiscal 2011.

Food service revenue increased $1.0 million, to $1.7 million in fiscal 2010 from $0.7 million for fiscal 2009.  Fiscal 2010 revenue includes revenues from the operations at the Independence, Missouri facility, opened in November 2009, and the last three months of operations at the Wenatchee, Washington facility.  Fiscal 2009 revenue was entirely derived from sales in the Wenatchee, Washington facility, which opened in October 2008.

Advertising sales commissions decreased $0.1 million, to $0.3 million for fiscal 2010, from $0.5 million for fiscal 2009.  Increases in sales commissions from the Allen, Texas and Independence, Missouri projects in fiscal 2010, were not sufficient to offset the loss of sales commissions from the Rio Rancho, New Mexico facility, no longer under contract, the Wenatchee, Washington facility, no longer under contract, the Hidalgo, Texas facility , no longer under contract, and the Prescott Valley, Arizona facility.

License fees – league dues and other, increased $0.2 million, to $2.0 million for fiscal 2010, from $1.7 million for fiscal 2009.  This increase is the result of a $0.1 million increase in sponsorship revenue and certain licensees paying $0.1 million in increased league dues in the 2009-2010 season as a result of changes in their license status or terms.

License fees – initial and transfer, were $0.1 million for fiscal 2010 compared to $1.6 million for fiscal 2009.  Fiscal 2009 includes initial license fees of $1.2 million.  Fiscal 2010 included no initial license fees.  Since initial fees and transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

Operating Costs (in thousands):

	2010	% of Revenue	2009	% of Revenue	Change	% Change

Cost of revenues	$6,584	58.2	$5,959	45.2	$625	10.5
General and administrative costs	7,194	63.6	6,626	50.3	568	8.6
Total Operating Costs	$13,778	121.8	$12,585	95.5	$1,193	9.5

Total operating costs increased by $1.2 million, or 9.5%, to $13.8 million for fiscal 2010, from $12.6 million in the prior fiscal year.

Cost of revenues increased by $0.6 million, or 10.5%, to $6.6 million for fiscal 2010, from $6.0 million for fiscal 2009.  Fiscal 2010 included $0.7 million of additional preopening costs, primarily for the Allen, Texas and Independence, Missouri projects, $0.3 million of additional food service costs, related to the increase in food service revenues, and $0.8 million of additional facility payroll expense.  Those increases in cost of revenues were offset by a $1.1 million decrease in ticket servicing costs related to the decline in ticket service fees.

General and administrative expenses increased $0.6 million, or 8.6%, to $7.2 million for fiscal 2010, from $6.6 million in fiscal 2009.  The increase in general and administrative expenses includes 1) a $0.4 million increase in bad debt expense, primarily on PVEC, LLC receivables, 2) a $0.4 million increase in estimated contractual obligations expenses for the Allen contract and 3) a $0.4 million increase in food service expenses, primarily equipment and facility rent paid for the Independence, Missouri facility.  These increases were offset by decreases in virtually all other expense categories of $0.7 million, primarily as a result of cost reduction initiatives.

Income (Loss) from Continuing Operations (in thousands):

	2010	% of Revenue	2009	% of Revenue	Change	% Change

Income (Loss) from Continuing Operations	$(2,629)	(23.3)	$207	1.6	$(2,836)	(1,370.0)

Loss from continuing operations was $2.6 million for fiscal 2010 compared to income from continuing operations of $0.2 million for fiscal 2009.  Fiscal 2010 includes $0.2 million in loss on investment in PVEC, LLC as a result of advances which began in fiscal 2010.  Fiscal 2009 includes $0.4 million of interest expense incurred on the construction note after construction of the Wenatchee, Washington concluded in October 2008.  Operating income, which excludes interest expense and investment losses, declined $3.1 million to a loss of $2.5 million for fiscal 2010, from income of $0.6 million in the prior fiscal year.  The following items were the primary reasons for the $3.0 million net deterioration in operating income:

•	Initial license fees, a non-routine revenue source, net of direct costs contributed approximately $1.1 million more to operating income in fiscal 2009 than in fiscal 2010.
•	GetTix segment operating income declined $0.5 million between fiscal 2010 and fiscal 2009, with the $1.8 million revenue decrease.
•	GPI and ICC segment operating income declined $1.0 million between fiscal 2010 and fiscal 2009, with the $1.1 million revenue decrease.
•	Fiscal 2010 included $0.4 million of bad debt expense related to PVEC, LLC.
•	Fiscal 2010 included $0.4 million in estimated contractual obligations expenses for the Allen contract.
•	Fiscal 2010 included $0.4 million in food equipment and facility rents paid to the Independence, Missouri facility.
•	General and administrative costs declined $0.7 million as a result of cost reduction initiatives.

Liquidity and Capital Resources

As of May 31, 2010, we had $0.2 million in cash and cash equivalents, including cash collected for GetTix tickets of less than $0.1 million for events scheduled to occur in the future.

Cash used in operating activities was approximately $1.1 million in fiscal 2010 compared to $2.5 million in fiscal 2009.  The receipt in fiscal 2010 of $0.6 million of initial license fees recognized in revenue in fiscal 2009 contributed to the $1.2 million decrease in accounts receivable between May 31, 2010 and the prior fiscal yearend.

Cash provided by investing activities was $0.3 million in fiscal 2010, compared to $30.4 million in fiscal 2009.  During fiscal 2010 we sold the food service equipment purchased in fiscal 2009, in its entirety, for $0.6 million.  We advanced PVEC, LLC $0.2 million in fiscal 2010.  We have advanced $115 thousand to PVEC, LLC in fiscal 2011 through September 14, 2010, and may make additional advances.

Cash used in financing activities, consisting entirely of note payments, totaled $0.1 million for fiscal 2010, compared to cash used in financing activities of $27.2 million in fiscal 2009.  During fiscal 2009, we received $22.0 million in proceeds from the construction loan with Marshall and then repaid the loan in full with proceeds from the sale of the Wenatchee events center in December 2008.

As of May 31, 2010, a $0.2 million receivable is classified as a long-term asset.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes this receivable to be fully collectible and as such, no allowance for doubtful accounts has been established against the receivable.

We had a $1.75 million line of credit that expired October 1, 2009.  We did not renew the facility.

In June 2010, we entered into an agreement with Boston Pizza Restaurants (USA), Inc. (BPR) which establishes a credit facility.  As amended in August 2010, we may borrow up to $500 thousand not to exceed the amount of our collectible accounts receivable.  Under the terms of the agreement, borrowings must occur on or prior to June 30, 2011, and must be repaid in full by August 31, 2011.  Interest on the outstanding principal balances is computed daily at the rate of prime plus 7% and is payable quarterly.  In addition, we must pay quarterly an amount equal to 0.5% of any unused commitment.  The agreement is secured by our accounts receivable.

We have experienced a significant decline in operations, cash flows and liquidity.  The economic downturn, which has affected the markets in which we operate, has negatively impacted our operating results and our liquidity.  The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations, raises substantial doubt about our ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future).  As of September 14, 2010, we have $375 thousand borrowed on the BPR facility.  Management’s fiscal 2011 plan assumes we will repay this facility by August 31, 2011, however repayment is dependent on the realization of management’s plans.

We plan to monitor our liquidity, carefully work to reduce this uncertainty and address our cash needs.  We have implemented head count and salary reductions, as well as other operating changes.  While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise substantial doubt about the validity of the going concern assumption used in the preparation of these consolidated financial statements, there can be no assurance that these actions will be successful.  Realization of management’s plans is dependent on our ability to finalize certain transactions which are inherently risky and difficult to predict as to timing.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan.  Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through May 31, 2011.  We expect to use the credit facility with BPR to fund our operating shortfalls through August 31, 2011.  We cannot guarantee that, if additional financing is needed, we would be able to obtain financing on terms acceptable to us, if at all.

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

New Accounting Pronouncements

In November 2007, the EITF modified GAAP to prohibit application of the equity method of accounting to activities performed outside of a separate legal entity and require revenues and costs incurred with third parties in connection with collaborative agreements be presented gross or net based on other applicable accounting literature.  Payments to or from collaborators should be presented in an income statement based on the nature of the arrangement, whether the payments are within the scope of other accounting literature, and certain other criteria.  We adopted these standards effective June 1, 2009, and applied the standards to our accounting for CHL, Inc.’s interest in the League effective June 1, 2009.  Based on the nature of our arrangement with CHL, Inc., its interest is accounted for by analogy to the standards for the accounting and reporting of noncontrolling interests.

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
•
CHL, Inc.’s undistributed earnings (loss) in the League is presented as noncontrolling interest in the equity section of the consolidated balance sheets, for all periods presented.  Prior to adoption of these standards, CHL, Inc.’s undistributed earnings (loss) in the League had been presented in the consolidated balance sheets as a liability as of May 31, 2009.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Global Entertainment Corporation and Subsidiaries
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Global Entertainment Corporation and subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Corporation and subsidiaries at May 31, 2010 and 2009, and the results of its operations, equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Global Entertainment Corporation and subsidiaries will continue as a going concern.  As discussed in the second note to the consolidated financial statements, the Company has experienced a significant decline in operations, cash flows and liquidity.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in the second note to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
September 13, 2010

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2010 and 2009
(in thousands, except share and per share amounts)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$193	$1,111
Accounts receivable, net of $194 and $5 allowance at May 31, 2010 and 2009	1,042	2,220
Prepaid expenses and other assets	257	281
Total Current Assets	1,492	3,612

Property and equipment, net	107	708
Accounts receivable	215	215
Goodwill	519	519
Other assets	119	114
Total Assets	$2,452	$5,168

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$739	$1,132
Accrued liabilities	871	588
Deferred revenues	86	64
Contractual obligation - current portion	41	—
Note payable - current portion	79	111
Total Current Liabilities	1,816	1,895

Deferred income tax liability, net	5	5
Contractual obligation - long-term portion	35	—
Note payable - long-term portion	—	69
Total Liabilities	1,856	1,969

Commitments and Contingencies

Equity:
Global Entertainment Corporation Equity -
Preferred stock - $.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock - $.001 par value; 50,000,000 shares authorized;
6,646,062 and 6,633,112 shares issued and outstanding as of
May 31, 2010 and 2009	7	7
Paid-in capital	10,987	10,961
Retained deficit	(10,410)	(7,788)
Total Global Entertainment Corporation Equity	584	3,180
Noncontrolling interest	12	19
Total Equity	596	3,199
Total Liabilities and Equity	$2,452	$5,168

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended May 31, 2010 and 2009
(in thousands, except share and per share amounts)

	2010	2009
Revenues:
Project development fees	$152	$703
Project management fees	1,418	1,908
Facility management fees	4,569	3,191
Ticket service fees	937	2,783
Food service revenue	1,650	677
Advertising sales commissions	318	454
License fees - league dues and other	1,960	1,745
License fees - initial and transfer	100	1,577
Other revenue	204	141
Total Revenues	11,308	13,179
Operating Expenses:
Cost of revenues	6,584	5,959
General and administrative costs	7,194	6,626
Total Operating Expenses	13,778	12,585
Operating Income (Loss)	(2,470)	594
Other Income (Expense):
Interest income	7	20
Interest expense	(9)	(407)
Loss on investment in PVEC, LLC	(157)	—
Total Other Expense	(159)	(387)
Income (Loss) from Continuing Operations, before tax	(2,629)	207
Income Tax Benefit	—	—
Income (Loss) from Continuing Operations, net of tax	(2,629)	207
Loss from Discontinued Operations, net of tax	—	(123)
Net Income (Loss)	(2,629)	84
Net Income (Loss), attributable to noncontrolling interest	(7)	57
Net Income (Loss), attributable to Global	$(2,622)	$27

Earnings (Loss) Per Share - basic and diluted
Income (loss) from continuing operations, attributable to Global common shareholders	$(0.39)	$0.02
Loss from discontinued operations, attributable to Global common shareholders	—	(0.02)
Net income (loss), attributable to Global common shareholders	$(0.39)	$—

Weighted Average Number of Shares Outstanding - basic and diluted
Basic	6,641,075	6,628,076
Diluted	6,641,075	6,632,762

Amounts attributable to Global common shareholders
Income (loss) from continuing operations, net of tax, attributable to Global common shareholders	$(2,622)	$150
Loss from discontinued operations, net of tax, attributable to Global common shareholders	—	(123)
Net income (loss), attributable to Global common shareholders	$(2,622)	$27

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended May 31, 2010 and 2009
(in thousands, except share amounts)

	Global Entertainment Corporation					Non-
	Common Stock		Paid-in	Retained		Controlling	Total
	Shares	Amount	Capital	Deficit	Total	Interest	Equity

Balance at May 31, 2008	6,625,114	$7	$10,930	$(7,815)	$3,122	$(38)	$3,084

Issuance of restricted stock	8,000	—	—	—	—	—	—

Stock-based compensation - restricted stock	—	—	31	—	31	—	31

Other	(2)	—	—	—	—	—	—

Net income, attributable to noncontrolling interest	—	—	—	—	—	57	57

Net income, attributable to Global	—	—	—	27	27	—	27

Balance at May 31, 2009	6,633,112	7	10,961	(7,788)	3,180	19	3,199

Stock-based compensation - restricted stock	—	—	26	—	26	—	26

Issuance of restricted stock	12,950	—	—	—	—	—	—

Net loss, attributable to noncontrolling interest	—	—	—	—	—	(7)	(7)

Net loss, attributable to Global	—	—	—	(2,622)	(2,622)	—	(2,622)

Balance at May 31, 2010	6,646,062	$7	$10,987	$(10,410)	$584	$12	$596

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 2010 and 2009
(in thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss), attributable to Global	$(2,622)	$27
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	75	192
Provision for doubtful accounts	818	309
Noncontrolling interest	(7)	57
Stock-based compensation - restricted stock	26	31
Loss on investment in PVEC, LLC	157	—
Gain on sale of property and equipment	(10)	—
Unbilled earnings on Wenatchee project	—	(537)
Discontinued operations and related impairment charges	—	(36)
Changes in assets and liabilities, net of businesses disposed-
Accounts receivable	360	(1,633)
Prepaid expenses and other assets	17	(75)
Accounts payable	(328)	(824)
Accrued liabilities	359	(92)
Deferred revenues	22	40
Net cash used in operating activities	(1,133)	(2,541)

Cash flows from investing activities:
Proceeds from sale of property and equipment	586	—
Purchase of property and equipment	(44)	(673)
Investment in PVEC, LLC	(157)	—
Proceeds from sale of Wenatchee project	—	52,400
Investment in Wenatchee project	(69)	(23,088)
Deposit of restricted cash	—	(1,250)
Release of restricted cash	—	1,250
Proceeds from disposition of Our Old Car Company assets, net of expenses	—	1,790
Net cash provided by investing activities	316	30,429

Cash flows from financing activities:
Notes payable payments	(101)	(49,260)
Notes payable proceeds	—	22,040
Net cash used in financing activities	(101)	(27,220)

Net increase (decrease) in cash and cash equivalents	(918)	668

Cash and cash equivalents, beginning of period	1,111	443
Cash and cash equivalents, end of period	$193	$1,111

Supplemental Disclosures:
Interest paid	$9	$407
Income taxes paid (received)	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Global Entertainment Corporation (referred to in this annual report as “we,” “us” or “Company”) is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing.  We are primarily focused on projects located in mid-size communities in the United States.

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

The teams participating in the League are located primarily in mid-sized communities throughout the Central, Western and Southern regions of the United States.  The League is comprised of WPHL licensed teams, CHL, Inc. sanctioned teams and, beginning in the 2010-2011 season, International Hockey League (IHL) teams.  The CHL, Inc. teams operate under a sanction agreement that requires assessment payments to the League pursuant to the terms and conditions of CHL, Inc. agreements.  The IHL teams participate in the League, under a two year agreement, for a fee paid to the League.

During the 2009-2010 season fifteen teams competed in the League: twelve WPHL licensed teams and three CHL, Inc. sanctioned teams.  During the 2010-2011 season we expect eighteen teams to compete in the League: ten WPHL licensed teams, three CHL, Inc. sanctioned teams and five IHL teams.  Certain WPHL licensees do not have teams competing in any given season, but maintain their WPHL licenses.

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

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose events centers developed by GPI, existing WPHL licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators.  GetTix provides a full ticketing solution by way of box office, outlet, phone, internet and print-at-home service that utilizes distribution outlets in each market.  GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

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

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2008, we sold substantially all of the assets of Our Old Car Company (formerly known as Cragar Industries, Inc.).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future).  We have experienced a significant decline in operations, cash flows and liquidity.  The economic downturn, which has affected the markets in which we operate, has negatively impacted our operating results and our liquidity.  The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If we were unable to continue as a going concern, substantial adjustments would be necessary to the carrying value of assets, the reported amounts of liabilities, reported revenues and expenses and balance sheet classifications.

As discussed further in the notes below, in June 2010, we entered into an agreement with Boston Pizza Restaurants (USA), Inc. which establishes a credit facility.  As amended in August 2010, we may borrow up to $500 thousand, not to exceed the amount of our collectible accounts receivable.  Borrowings must occur on or prior to June 30, 2011, and must be repaid in full by August 31, 2011.  As of September 14, 2010, we have $375 thousand borrowed on this facility.  Management’s fiscal 2011 plan assumes we will repay this facility by August 31, 2011, however repayment is dependent on the realization of management’s plans.  We cannot guarantee we would be able to obtain additional financing, if needed, on terms acceptable to us, if at all.

We plan to monitor our liquidity, carefully work to reduce the uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations and address our cash needs.  We have implemented head count and salary reductions, as well as other operating changes.  While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise substantial doubt about the validity of the going concern assumption used in the preparation of these consolidated financial statements, there can be no assurance that these actions will be successful.  Realization of management’s plans is dependent on our ability to finalize certain transactions which are inherently risky and difficult to predict as to timing.

Summary of Significant Accounting Policies

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

Discontinued Operations

During fiscal 2008, we decided to divest of Our Old Car Company.  As a result, its operations have been classified as loss from discontinued operations in the consolidated statements of operations for all periods presented.

Reclassifications

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain bank accounts are held in the name of our subsidiaries but are not included as assets in these consolidated financial statements.  The balances in these accounts are fully restricted, and may be used only to pay operating expenses of facilities, under the terms of our management agreements related to those facilities, in which we act in a capacity similar to a paying agent.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method for financial statement purposes and under accelerated methods for income tax purposes.  Repairs and maintenance expenses are charged to operations as incurred.  Betterments or renewals are capitalized as incurred.

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

Noncontrolling Interest

We have entered into a joint operating agreement with CHL, Inc.  Under the terms of the joint operating agreement, WPHL will handle all operating functions of the League.  Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations.  Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league (WPHL and CHL, Inc.) that operated during the year.  If expenses exceed operating revenue in any given period, losses are allocated to WPHL and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league (WPHL and CHL, Inc.) that operated during the year in which the loss occurs.  Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.  The allocation of expenses and division of profits involves some degree of estimation.  Changes in these estimates could affect the allocation of profit or loss under the terms of the joint operating agreement.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Accounts receivable, accounts payable, accrued liabilities and notes payable are substantially current.  The contractual obligation has been discounted at a reasonable interest rate.  As a result, the carrying values of these financial instruments are deemed to approximate fair values.

Revenue Recognition

License Fees. License fees include initial acquisition fees, transfer fees and annual assessments.  Initial license fees represent amounts received from League licensees to acquire a hockey license.  Transfer license fees represent the amounts received upon the transfer of ownership of an existing license.  We recognize initial fees and transfer fees when we have met all of our significant obligations under the terms of the license agreement.  Each arrangement is unique; however, under the standard license agreement, we are generally responsible for assisting the licensee with facility lease contract negotiations (if a lease has not yet been secured) and staffing advisements.  These generally occur at, or before, the time the licensee acquires a license.  Pursuant to the terms of the joint operating agreement, each team in the League pays annual assessment fees of $75 thousand, plus $15 thousand per annum for officiating costs.  In addition, the teams from WPHL pay an extra $10 thousand annually to cover our costs.  The fees are recognized ratably over the year in proportion to the expenses expected to be incurred.

Advertising Sales Commission. GEMS sells certain contractual rights including facility naming rights, luxury suites, premium seats, and facility sponsorship agreements.  GEMS earns a commission, calculated as a percentage of the contract, payable when the facility collects the cash from the underlying agreement.  GEMS commissions are recognized when the underlying contracts are executed and collectability is reasonably assured.

Project Management Fees. ICC earns design/build and construction-project supervisory contract revenue from various municipalities in connection with the construction of municipal venues.  This revenue is recognized ratably over the duration of the contracts.  Project management fees may also include amounts we billed relating to furniture, fixtures and equipment, architectural fees, and other amounts we incurred on behalf of municipalities.  The related revenue and expense for these amounts are recognized in the period incurred.  Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs.  As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.  Project management revenues are recorded based on the gross amounts billed to a customer in accordance with the rules for reporting revenue gross as a principal versus net as an agent.

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

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Food Service Revenue.  Food service revenue is comprised primarily of cash sales to individual consumers.  Revenue is recognized at the time of sale, net of sales taxes collected.

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

Income Taxes

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus United States tax laws.  These temporary differences result in deferred tax assets and liabilities.  On an on-going basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income.  When we believe the recovery is less than likely, we establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination was made.

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

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, arena guarantees, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of liability related to the secondary guarantee related to a worker’s compensation program, and the allocation of expenses, division of profit relating to the joint operating agreement, the application of the percentage-of-completion method and liabilities resulting form active or potential litigation.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Accounting Developments

In November 2007, the EITF modified GAAP to prohibit application of the equity method of accounting to activities performed outside of a separate legal entity and require revenues and costs incurred with third parties in connection with collaborative agreements be presented gross or net based on other applicable accounting literature.  Payments to or from collaborators should be presented in an income statement based on the nature of the arrangement, whether the payments are within the scope of other accounting literature, and certain other criteria.  We adopted these standards effective June 1, 2009, and applied the standards to our accounting for CHL, Inc.’s interest in the League effective June 1, 2009.  Based on the nature of our arrangement with CHL, Inc., its interest is accounted for by analogy to the standards for the accounting and reporting of noncontrolling interests.

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
•
CHL, Inc.’s undistributed earnings (loss) in the League is presented as noncontrolling interest in the equity section of the consolidated balance sheets, for all periods presented.  Prior to adoption of these standards, CHL, Inc.’s undistributed earnings (loss) in the League had been presented in the consolidated balance sheets as a liability as of May 31, 2009

In September 2009, the EITF issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2011, for our fiscal year 2012, unless we elect to early adopt the standards effective June 1, 2009 or June 1, 2010.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.  We have not determined if we will early adopt the standards.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliations of the numerators and denominators in the EPS computations for income (loss) from continuing operations follow:

	2010	2009
NUMERATOR (in thousands):
Basic and diluted - income (loss) from continuing operations	$(2,622)	$150

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	6,641,075	6,628,076
Effect of dilutive securities outstanding	—	4,686
Diluted EPS - weighted average number of shares outstanding	6,641,075	6,632,762

Number of shares of common stock which could
be purchased with average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average price of $4.99 and $4.96 )	293,242	332,786
Warrants (average price of $7.10 and $6.67)	215,800	244,938
Restricted stock	26,052	14,675

The impacts of certain options, warrants and restricted stock outstanding at May 31, 2010, were not included in the calculation of diluted EPS for fiscal 2010, because to do so would be antidilutive.  Those securities which were antidilutive in fiscal 2010 could potentially dilute EPS in the future.

Investment in Wenatchee Project

We provided construction management services on a project with the City of Wenatchee, Washington, related to a multi-purpose events center in that city.  Investment in Wenatchee project represented costs and estimated earnings in excess of billings on this construction project, which we owned until the facility was sold to the Greater Wenatchee Regional Events Center Public Facilities District (PFD) in December 2008.  Costs associated with the project, including all direct and indirect costs, including contract supervision and interest during the construction period, were being recorded as investment in Wenatchee project until the facility was completed in the first week of October 2008.  Accumulated capitalized interest, as of the date of sale, totaled $1.4 million.

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

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The City of Wenatchee, Washington purchased our food service equipment, in its entirety for $0.6 million.  We discontinued depreciation of the equipment in July 2009 and received the $0.6 million cash purchase price in October 2009.  The gain on the sale was $10 thousand.

As of May 31, 2010 and 2009, property and equipment was comprised of the following (in thousands):

	2010	2009	Range of initial useful lives

Office furniture and equipment	$314	$276	5 to 7 years
Computer equipment	399	390	2 to 7 years
Food service equipment	—	636	5 to 20 years
	713	1,302
Less: accumulated depreciation	(606)	(594)
	$107	$708

Depreciation on food service equipment, $7 thousand in fiscal 2010 and $53 thousand in fiscal 2009, is included in cost of revenues.  Depreciation on all other property and equipment is included in general and administrative costs.

PVEC, LLC Joint Venture

During fiscal 2006, we entered into an agreement with Prescott Valley Signature Entertainment, LLC (PVSE, LLC) to form Prescott Valley Events Center, LLC (PVEC, LLC) to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona (the Town).  We are the managing member of PVEC, LLC.  Construction of the center, which opened in November 2006, was funded by proceeds from the issuance of $35 million in Industrial Development Authority of the County of Yavapai Convention Center Facilities Excise Tax Revenue Bonds, Series 2005 (the Bonds).

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

In addition to a $1 thousand initial capital contribution, we contributed $250 thousand as an initial preferred capital contribution and PVSE, LLC contributed land with an approximate value of $1.5 million as an initial preferred capital contribution.  Payment of the $250 thousand was made to PVEC, LLC in December 2008.  We recorded losses on our investment in fiscal 2008, in the amount of $251 thousand, to bring our investment to zero.  Our investment was zero at May 31, 2010 and 2009.  In fiscal 2010 we advanced $157 thousand of cash to PVEC, LLC.  These advances have been expensed as equity method losses in fiscal 2010. We have advanced $115 thousand to PVEC, LLC in fiscal 2011 through September 14, 2010, and may make additional advances.

PVEC, LLC lease payments on the facility are equal to debt service payments on the Bonds.  In the event of any shortfalls in debt service payments, amounts will be paid by the Town from transaction privilege tax (TPT) collected from the surrounding project area.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating revenues of the center, as defined, are first used to pay operating expenses, as defined, second to pay our base management fee (4% of the center’s operating revenue), third to pay debt service, then to fund other items.  As a result, we may be required to defer receipt of our management fees should operating revenues, as defined, be insufficient to pay operating expenses, as defined.  Through May 31, 2010, no management fees had been deferred.

Cash distributions and distributions in liquidation are to be made to each member in the following priority: 1) to the extent needed to pay taxes, 2) to each member to the extent of loans in the form of our unpaid management fees and PVSE, LLC’s unpaid parking fees, and 3) to PVSE, LLC, until their preferred account equals ours (including preferred returns of 5% thereon) and then 50/50.  Therefore, in fiscal 2008 we recognized 100% of PVEC, LLC’s losses to the extent of our funding commitment ($251 thousand).  We will recognize additional losses to the extent of any loans to PVEC, LLC, should they accumulate, in the form of deferred management fees.  We will also recognize additional losses to the extent of any additional advances to PVEC, LLC.

PVEC, LLC’s unaudited financial information for our fiscal years 2010 and 2009, follows (in thousands):

	2010	2009

Operating revenue	$2,294	$3,473
Operating loss	(691)	(455)
Net loss	(747)	(495)

	May 31,
	2010	2009

Property and equipment, net	$27,710	$29,251
Receivable from Town - current and long-term funding obligation	10,066	6,558
Total assets	40,738	38,758
Debt payable	35,000	35,000
Retained deficit	1,804	1,054
Members' equity (deficit)	(65)	685

Effective September 1, 2009, we ceased recognizing PVEC, LLC advertising sales commissions and facility management fees, exclusive of payroll costs and reimbursed expenses, as collections are deemed no longer reasonably assured.  Our consolidated financial statements reflect the following related to transactions between us and PVEC, LLC (in thousands):

	2010	2009

Facility management fees, exclusive of payroll costs (Encore)	$—	$62
Facility management fees, payroll costs (Encore)	657	707
Facility management fees, reimbursed expenses (Encore)	39	86
Advertising sales commission (GEMS)	40	164
Ticket service fees (GetTix)	67	137
Cost of revenues, facility payroll (Encore)	657	707
Cost of revenues, reimbursed expenses (Encore)	39	86
General and administrative expense, bad debt expense	432	—
Loss on investment in PVEC, LLC	157	—

	May 31,
	2010	2009

Accounts payable	$3	$—
Accounts receivable	—	100

During fiscal 2010 we wrote-off $432 thousand in accounts receivable from PVEC, LLC.  PVEC, LLC financial information as of May 31, 2010, reflect the $432 thousand as payables to us.  During fiscal 2010 we advanced $157 thousand to PVEC, LLC which we have recorded as loss on investment in PVEC, LLC.  PVEC, LLC financial information as of May 31, 2010, reflect the $157 thousand as a payable to us.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for Income Taxes

The actual income tax benefit differs from the expected income tax expense or benefit computed by applying the United States Federal corporate statutory income tax rate to income (loss) from continuing operations for fiscal years 2010 and 2009 as follows (in thousands):

	2010	2009

Computed expected tax expense (benefit)	$(891)	$51
Meals and entertainment and miscellaneous expenses	6	15
Valuation allowance, primarily on benefit of net operating loss and capital loss carryforwards	1,041	(75)
State income taxes	(156)	9
Income tax benefit	$—	$—

At May 31, 2010 and 2009, deferred tax assets and liabilities consisted of the following (in thousands):

	2010	2009
Deferred Tax Assets:
Allowance for doubtful accounts	$77	$2
Reserves and estimated liabilities	179	—
Stock-based compensation	32	17
Charitable contributions carryforwards	20	20
Accrued compensation	10	20
Loss in investment in PVEC, LLC	46	—
Net operating loss and capital loss carryforwards	3,819	3,085
	4,183	3,144
Less: valuation allowance	(4,073)	(3,032)
Deferred Tax Assets	$110	$112

Deferred Tax Liabilites:
Depreciation	$(115)	$(117)
Deferred Tax Liabilities	$(115)	$(117)

We have established a valuation allowance due to the uncertainty in the utilization of net operating loss and capital loss carryforwards.  In fiscal 2010, the valuation allowance increased $1.0 million to reflect the status of net operating loss and capital loss carryforwards.  In fiscal 2009 the valuation allowance decreased $83 thousand.

The net operating loss carryforwards acquired in the merger with Our Old Car Company (formerly known as Cragar Industries, Inc.) were limited as to use as a result of an ownership change (as defined for income tax purposes).  In anticipation of the sale of the assets of Our Old Car Company in August 2009, in fiscal 2008 we wrote-off the deferred tax assets related to the remaining $5.4 million of carryforwards acquired in the merger, as the carryforwards were unlikely to be utilized.  Our federal and state net operating loss carryforwards as of May 31, 2010, totaled approximately $9.4 million.  Net operating loss carryforwards will expire in 2030 for federal tax purposes and 2015 for state tax purposes.

As of May 30, 2009, we have not identified any uncertain tax positions.  None of our federal income tax returns have been examined by the Internal Revenue Service.

Notes Payable and Contractual Obligation

In June 2010, we entered into an agreement with Boston Pizza Restaurants (USA), Inc. (BPR) which establishes a credit facility.  As amended in August 2010, we may borrow up to $500 thousand, not to exceed the amount of our collectible accounts receivable.  Under the terms of the agreement, borrowings must occur on or prior to
June 30, 2011, and must be repaid in full by August 31, 2011.  Interest on the outstanding principal balances is computed daily at the rate of prime plus 7% and is payable quarterly.  In addition, we must pay quarterly an amount equal to 0.5% of any unused commitment.  The agreement is secured by our accounts receivable.  Our directors James Treliving and George Melville are the beneficial owners of 100% of BPR.  In connection with the agreement, James Treliving and George Melville were each granted in July 2010 options for the purchase of 15,000 shares of common stock, at a strike price of $0.20 per share.  The options will vest December 31, 2010, and expire December 31, 2020.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had a $1.75 million line of credit that matured October 1, 2009.  We received no cash advances on this credit facility.

We entered into a note payable in fiscal 2008 in connection with settlement of a legal matter.  The note calls for 36 payments of $10 thousand monthly through December 2010.  We recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs.  The note had an initial present value of $0.3 million.  The remaining principal matures in fiscal 2011.

A note with Marshall Financial Group, LLC (Marshall) to borrow up to $52.0 million for the construction of a multi-purpose events center in Wenatchee, Washington, was paid in full when the Greater Wenatchee Regional Events Center Public Facilities District purchased the facility in December 2008.  The outstanding principal balance of the note bore interest at a rate of prime plus 0.25%.  Interest on the Marshall note accumulated monthly and increased both notes payable and investment in Wenatchee project in the consolidated balance sheets until construction concluded in October 2008.  In fiscal 2009, after construction, we expensed $0.4 million of interest on the note.

We entered into a contractual obligation in fiscal 2010 with a vendor.  The agreement calls for payment of $12 thousand in June 2010 and 23 monthly payments of $3 thousand through May 2012.  We recorded the present value of the payments, discounted at 10.3%, as contractual obligations payable.  The liability under the agreement had an initial present value of $76 thousand.  Principal maturities at May 31, 2010, are $41 thousand in fiscal 2010 and $35 thousand in 2011.

Equity

Warrants

During fiscal 2006, we issued warrants to acquire shares of our common stock to select qualified institutional and other investors and placement agents related to a private placement of our common stock.  All of the warrants are convertible into one share of common stock and carried initial terms of five years.  All of the warrants are vested and exercisable as of May 31, 2010, and have an exercise price of $7.10 per share.

The following summarizes warrant activity in fiscal 2010 and 2009:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)

Outstanding at May 31, 2008	275,760	$6.32	2.34	$—
Exercised	—			—
Forfeited	(59,960)	3.53
Outstanding at May 31, 2009	215,800	7.10	1.85	$—
Exercised	—			—
Forfeited	—
Outstanding at May 31, 2010	215,800	$7.10	0.85	$—

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

During 2000, we adopted the 2000 Long-Term Incentive Plan.  The plan authorizes our Board of Directors to grant both qualified incentive and non-qualified stock options and restricted stock awards to selected officers, key employees, outside consultants and directors for up to an aggregate of 750,000 shares of common stock, as amended during fiscal 2004.  As of May 31, 2010, a total of 307,149 options remained available for issuance under the plan.  The options were issued to various directors, employees and consultants.  As of May 31, 2010, all outstanding options are fully vested and the exercise price of each option was equal to the market price of our common stock on the date of grant.  Options issued under the plan have a maximum term of ten years.  Under the provisions of the plan, incentive stock options may not be granted under the plan after January 2011.  Other types of awards may still be granted after January 2011.

The following summarizes option activity in fiscal years 2010 and 2009:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)

Outstanding at May 31, 2008	390,757	$4.89	5.16	$—
Exercised	—
Forfeited	(95,257)	4.58
Outstanding at May 31, 2009	295,500	5.00	4.73	—
Exercised	—
Forfeited	(4,500)	5.06
Outstanding at May 31, 2010	291,000	$5.00	3.72	$—

Additional information about outstanding options to purchase common stock as of May 31, 2010, follows:

	Number of	Weighted
	of Options	Average	Weighted
	Outstanding	Remaining	Average
Exercise	and	Contractual	Exercise
Price	Exercisable	Term (in years)	Price

$3.50	150,000	2.45	$3.50
$4.50	5,000	4.13	4.50
$5.40	50,000	5.01	5.40
$5.75	34,500	4.74	5.75
$8.50	51,500	5.47	8.50
	291,000	3.72	$5.00

Subsequent to fiscal 2010, in June 2010, we entered into an agreement with BPR which establishes a credit facility.  James Treliving and George Melville, directors of our company, are the beneficial owners of 100% of BPR.  In connection with the agreement, James Treliving and George Melville were granted in July 2010 options under the 2000 Long-Term Incentive Plan for the purchase of 30,000 shares of common stock, at a strike price of $0.20 per share.  The options will vest December 31, 2010, and expire December 31, 2020.

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

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize restricted stock information for fiscal years 2010 and 2009:

	2010	2009
Restricted stock related expenses (in thousands)-
General and administrative costs	$26	$31
Unrecognized compensation cost at end of period (in thousands)	$11	$29
Weighted average period over which unrecognized compensation will be recognized	1.0 years	1.4 years
Available for grant as of period end	259,100	273,100

	2010		2009
	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Shares	Weighted Average Grant Date Fair Value

Unvested as of beginning of period	25,900	$2.90	20,500	$3.82
Unvested as of end of period	26,950	1.56	25,900	2.90
Granted during the period	14,000	0.33	13,400	1.36
Vested during the period	12,950	2.90	8,000	2.67

Restricted stock grants to consultants are revalued as of each reporting period end until the measurement date has been reached.

Other Equity Matters

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  Our current policy is to retain any earnings to finance operations and expand our business.

Joint Operating Agreement

Pursuant to a joint operating agreement dated July 2001, CHL, Inc., which was the operator of the Central Hockey League, and WPHL, which was the operator of the Western Professional Hockey League, agreed to operate the leagues jointly under the trade name “Central Hockey League” (as the League).  The joint operating agreement, as modified in June 2008, provides that operations are to be governed by an oversight board consisting of five members, two of whom are designated by CHL, Inc., two of whom are designated by WPHL, and one of whom is designated jointly.  Despite this agreement, each of WPHL and CHL, Inc. remain separate and distinct legal entities and maintain separate books and records, and are solely responsible for their own obligations.  We own no interest in CHL, Inc.  WPHL, our wholly-owned subsidiary, performs all operating functions of the League.  Revenues from League assessment fees, IHL fees (beginning in fiscal 2011) and corporate sponsorships are included in our consolidated revenue and League operating costs are included in our cost of revenues and general and administrative costs.

Net income from hockey operations is defined under the joint operating agreement generally as revenues from assessment fees and corporate sponsorships less operating costs from hockey operations.  Pursuant to the joint operating agreement, net income from hockey operations is allocated to WPHL and CHL, Inc. according to the percentage of revenue, as defined, from teams originated by each league (WHPL and CHL, Inc.) that operated during the year.  If expenses exceed operating revenue in any given period, losses are allocated to WPHL and CHL, Inc. on a pro rata basis according to the percentage of teams originated by each league (WHPL and CHL, Inc.) that operated during the year in which the loss occurs.  Expansion fees, net of costs, generated from the grant of new licenses generally are allocated 50% to the league determined to have originated the team and 50% to operating revenue to be divided according to the allocation formula described above.

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

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments and Contingencies

Operating Leases

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning January 2008.  The lease is renewable for an additional sixty-month period.  Leasehold improvements at the location are depreciated over the initial lease term.  Non-level rents are recognized on a straight-line basis over the initial lease term.  Liabilities related to non-level rents of $80 thousand and $96 thousand were included in accrued liabilities at May 31, 2010 and 2009.  Rent expense for this space totaled $267 thousand in both fiscal 2010 and fiscal 2009.

In addition we are committed under an equipment lease to pay $1 thousand monthly through June 2013.

The minimum lease payments and minimum annual fees under our headquarters and equipment leases, with original terms over one year, are as follows: $333 thousand in fiscal 2011, $316 thousand in fiscal 2012, $316 thousand in fiscal 2013, and $26 thousand in fiscal 2014.

Litigation

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured.  As of May 31, 2010, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations.  To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability.  There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

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

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in a series of suits consolidated under 1) Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009 and 2) Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigations relate to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  The complaints allege the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  The plaintiffs are bond holders or their representatives and seek unspecified damages and/or reimbursement of bond investments, in excess of $26 million.  We have indemnified all our former and current directors and officers in connection with this matter.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has declined coverage of Global Entertainment Corporation in this matter, based on the assumption that we did not issue or sell the Bonds.  Defense costs are allocated 45% to defense of Global Entertainment Corporation and 55% to defense of the directors.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of a $75 thousand insurance deductible.  As of May 31, 2010, the deductible has not yet been met.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are defendant in Alerus Financial Corporation as Assignor of First Bank &Trust Leasing Services, a division of Kinetic Leasing, Inc. v. Global of Prescott Valley, LLC and Global Entertainment Corporation, District Court of Cass County, North Dakota, dated June 8, 2010.  This litigation stems from our guarantee of a lease for equipment used by PVEC, LLC.  The lease is secured by the equipment.  The lessor seeks to recover the equipment and $300 thousand, including the remaining lease balance.  As of May 31, 2010, we have established no reserve for this matter, based on the status of current negotiations with the lessor and other parties which we expect to provide funding sources to PVEC, LLC.

We are defendant in Prescott Valley Hockey Club, LLC v. Western Professional Hockey League, Inc.; United States District Court, District of Arizona, Case No. 3:09-cv-08165-JAT filed September 3, 2010.  This suit was filed by the prior license holder for the WPHL team in Prescott Valley, Arizona.  The League terminated the subject license agreement for cause.  The Complaint alleges trademark infringement and conversion of certain personal property.  The plaintiff seeks an unspecified amount of money damages and injunctive relief.

All litigation settlement expenses are included in general and administrative costs.  The following summarizes litigation settlement activity for fiscal 2010 and 2009 (in thousands).

	2010	2009

Litigation settlement liabilities, beginning of period	$330	$283
Litigation settlement expense - initial reserves	—	150
Cash payments	(251)	(103)
Litigation settlement liabilities, end of period	$79	$330

Balance sheet classification, at end of period-
Notes payable - current portion	$79	$111
Notes payable - long-term portion	—	69
Accounts payable	—	125
Accrued liabilities	—	25
	$79	$330

Legal services costs are expensed as incurred.  At May 31, 2010 and 2009, accounts payable included $134 thousand and $176 thousand in legal services costs.  At May 31, 2010 and 2009, accrued liabilities included $17 thousand and $21 thousand in legal services costs.

Contingencies

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners and customers.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of May 31, 2010.

As of May 31, 2010, we have entered into various employment contracts with key employees.  Under certain circumstances we may be liable to pay amounts based on the related contract terms.

We were plaintiff in a lawsuit against a former employee seeking damages for breach of fiduciary duty and other matters.  In July 2010, we received a judgment in settlement of the suit for $100 thousand.  We have not recorded the gain on this suit in fiscal 2010.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

In February 2008, we entered into an agreement with a City in Texas to manage a multi-purpose events center in Texas.  The facility opened in November 2009.  The initial term of this agreement was fifteen years, with an option by the city to renew for an additional five years under certain conditions.  This agreement included a guarantee that the events center would operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement.  In addition, in April 2009, we entered into an agreement with the same city in Texas to fund a performance reserve related to having a hockey team play in the facility.  Under the agreement we delayed receipt of advertising sales commissions otherwise payable to us to fund a performance reserve account.  The required performance reserve level was $150 thousand at May 31, 2010.

In June 2010, the management of the facility was transferred to the city.  In connection with this change, we are negotiating a modification to the management agreement with the city under which our obligations under the contract are being clarified.  We recorded a $0.4 million liability at May 31, 2010, for our best estimate of our ultimate obligations under the management agreement.  This is only an estimate of our obligation and is subject to change based on the final negotiated agreement.  All receivables from the City, totaling $0.2 million at May 31, 2010, and the amounts in the performance reserve account, may not be collected in cash and may be offset against this liability in fiscal 2011.

In May 2008, we entered into an agreement to manage a multi-purpose events center to be constructed in Missouri.  The initial term of this agreement ends fifteen years from facility opening, and the city may renew the agreement for an additional five years under the same terms.  The facility opened in November 2009.  Our compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement.  The management agreement includes a guarantee that we will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate.  Under the terms of the agreement the city has paid $0.5 million to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account.  Excess funds in the facility operating account each operating year, after paying operating expenses, our base Encore fee and GEMS commission, are to be used in the following priority: 1) to reimburse us for any subsidy payments we have made, 2) to replenish the temporary operating reserve account, 3) to fund the capital reserve account and 4) to pay on a co-equal basis our incentive fee and deposits to three additional reserve accounts.  The maximum amount of future payments we could be required to make under the guarantee is theoretical due to various unknown factors.  However, once the temporary operating reserve account is depleted, the guarantee subsidy payments would be limited to the operational loss each operating year, plus the amount of our facility management fees and advertising sales commissions.  We do not expect to make guarantee subsidy payments based on operating results of similar facilities, however, no assurance can be made that a payment pursuant to this guarantee would not be paid in the future and that such payment would not be material.

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

We provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $0.6 million related to a guarantee under a workers compensation program.  This letter of credit is fully collateralized by third parties.  No amounts have been drawn on this letter of credit as of May 31, 2010.  We believe the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at May 31, 2010.

We have guaranteed payment of a lease for equipment used by PVEC, LLC.  We are currently being sued in connection with our guarantee as described above in the Litigation section of this note.

In addition to our commitments and guarantees described above we also have the commitments and guarantees described in the PVEC, LLC Joint Venture Note.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Investment Banking and Financial Consulting Transactions

We have entered into agreements with Miller Capital Markets, LLC (MCM) and Miller Capital Corporation (MCC).  Rudy Miller, a principal and major equity holder of MCM and MCC, beneficially held over 5% of our common stock as of the date of these agreements and the date of this filing.  During the fiscal years 2010 and 2009, fees and expenses of approximately $159 thousand and $290 thousand, were incurred under these, and predecessor agreements.  At May 31, 2010 and 2009, $9 thousand and $1 thousand was payable to MCC.

Investment Banking Service Agreement

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

Financial Services Consulting Agreement

In March 2010, we entered into a consulting agreement with MCC.  The agreement is effective February 2010, with a term of one year.  MCC will provide financial consulting services related to our funding requirements, public and private debt and equity financing, potential merger and acquisition transactions, and investor relations.  As consideration for its services, MCC will receive twelve monthly payments of $9 thousand each; additionally, MCC received a restricted stock grant of 2,000 shares of our common stock February 2010, with 1,000 shares vesting February 2011, and the remaining 1,000 shares vesting February 2012.

Concentration of Credit Risk, Business and Revenue

We maintain cash at various financial institutions.  Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250 thousand.  At May 31, 2010, we had no uninsured cash and cash equivalents.  To mitigate risk, we select financial institutions based on their credit ratings and financial strength.

Our business activities and accounts receivable are with customers in various industries located throughout the United States.  We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.

As of May 31, 2010, a $215 thousand receivable is classified as a long-term asset.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes this receivable to be fully collectible and as such, no allowance for doubtful accounts has been established against the receivable.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The League operates primarily in mid-sized communities in the Central, Western and Southern regions of the United States.  Our facility management fees and project management fees are derived primarily from events centers currently operating in, or being constructed in Arizona, Kansas, Missouri and Texas.  The economic downturn which has affected these markets has negatively impacted our operating results and will most likely continue to do so until an economic recovery is complete.

We depend on contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate.  Typically we must expend 20-30 months of effort to obtain such contracts.  We depend on these contracts for the revenue they generate and the facilities resulting from these contracts are potential facilities in which our licensees may operate.  Failure to timely secure these contracts may negatively impact our results.  Many governments are struggling to maintain tax revenue and raise capital in the current economic environment and may have less interest in developing new multipurpose facilities or less ability to finance construction of new multipurpose facilities.  Our revenues, project development fees and project management fees in particular, could be negatively impacted.  As of May 31, 2010, our accounts receivable from cities and related governmental entities total approximately 52% of total accounts receivable.

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

In fiscal years 2010 and 2009, we recognized approximately 60% of our revenue from six customers as summarized in the table below.  Events centers operated by a municipality and that municipality are considered one customer.

			Percentage
	Percentage		Accounts			Segments with Revenue
	Revenues		Receivable						Food
	2010	2009	2010	2009		GPI	ICC	Gems	Encore	GetTix	Service

PVEC, LLC	7%	10%	—%	4%	2010			x	x	x
					2009			x	x	x

Allen	22	15	21	13	2010	x	x	x	x	x	x
					2009	x	x	x

Independence	21	8	25	15	2010	x	x	x	x	x
					2009	x	x	x	x

Dodge City	9	3	6	1	2010	x	x	x
					2009	x	x

Wenatchee	2	15	—	—	2010			x	x	x
					2009		x	x	x	x
Rio Rancho	—	8	—	—	2009			x	x	x

	61%	59%	52%	33%

In addition, initial license fees, a non-routine CHL/WPHL revenue source from one customer, accounted for 9% of revenue in fiscal 2009 and 26% of accounts receivable at May 31, 2009.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

Each of our subsidiaries is a separate legal entity with a separate management structure.  Our corporate operations exist solely to support our operating segments.  As such, certain corporate overhead costs are allocated to the operating segments.  There are no differences in accounting principles between the operations.

At May 31, 2010 and 2009, goodwill relates to our ICC segment.

Loss on our investment in PVEC, LLC is a loss of our corporate operations segment.  The amount of our equity method investment in PVEC, LLC is zero as of May 31, 2010 and 2009.

The Food Service segment began operations in fiscal 2009.

No interest expense was allocated to discontinued operations in fiscal 2010 or fiscal 2009.

The following is a summary of certain financial information for our areas of operation (in thousands):

	For the Year Ended
			Income (Loss)
			From Continuing			Purchases of
	Gross		Operations Before			Property and		Identifiable
	Revenues		Income Taxes		Depreciation	Equipment		Assets
May 31, 2010
Global Entertainment Corporate Operations	$204		$(1,935)	(b)	$51	$37		$598	(a)
Central Hockey League/WPHL	2,060	(c)	48	(c)	1	3		502	(c)
Global Properties I	152		(447)		—	—		11
International Coliseums	1,418	(d)	561	(d)	2	—		747
Encore Facility Management	4,569	(e)	(120)		—	—		244
Global Entertainment Marketing Systems	318		(130)		1	—		161
Global Entertainment Ticketing	937		(757)		13	4		99
GEC Food Service (e)	1,650	(f)	151		7	—	(f)	90
Global Entertainment Corporation, consolidated	$11,308		$(2,629)		$75	$44		$2,452

May 31, 2009
Global Entertainment Corporate Operations	$191		$(1,737)	(b)	$75	$64		$1,377	(a)
Central Hockey League/WPHL	3,222	(c)	1,155	(c)	5	—		1,347	(c)
Global Properties I	769		35		1	—		163
International Coliseums	1,892	(d)	1,063	(d)	3	—		754
Encore Facility Management	3,191	(e)	(52)		1	—		461
Global Entertainment Marketing Systems	455		13		2	—		125
Global Entertainment Ticketing	2,783		(218)		52	—		330
GEC Food Service (e)	676	(f)	(52)		53	609	(f)	611
Global Entertainment Corporation, consolidated	$13,179		$207		$192	$673		$5,168

(a)	Global Entertainment Corporate Operations assets include cash and cash equivalents of $0.2 million at May 31, 2010, and $1.1 million at May 31, 2009.
(b)
Global Entertainment Corporate Operations loss from continuing operations before income taxes for fiscal 2010 includes $0.4 million loss related to the guarantee of building operations under our management agreement for a City in Texas, $0.4 million of provision for doubtful PVEC, LLC accounts and $0.2 million loss on the investment in PVEC, LLC, offset by a decrease in other selling, general and administrative expense as a result of cost reductions of $0.3 million.  The loss from continuing operations before income taxes or fiscal 2009 includes $0.4 million of interest expense on the construction note payable related to the Wenatchee project.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)
Central Hockey League/WPHL revenue and income from continuing operations before income taxes includes initial license fees of $1.1 million in fiscal 2009 and no initial license fees in fiscal 2010.  As of May 31, 2009, $0.6 million in initial license fees receivable were included in Central Hockey League/WPHL identifiable assets.

(d)
International Coliseums revenue and income from continuing operation before income taxes for fiscal 2010 include $0.7 million of higher management fees on the projects in Independence, Missouri, and Dodge City, Kansas and $1.2 million lower management fees on the projects in Allen, Texas and Wenatchee, Washington.

(e)
Encore Facility Management revenues include $2.7 million higher fees in fiscal 2010 than in fiscal 2009 for the Allen, Texas and Independence, Missouri facilities, opened in November 2009, and $1.3 million lower fees for the Wenatchee, Washington and Rio Rancho, New Mexico facilities, no longer under management.

(f)
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

The following table presents selected operating data for Our Old Car Company for fiscal years 2010 and 2009 (in thousands):

	2010	2009

Revenues	$—	$60
Loss on disposal	—	(127)
Loss before income taxes	—	(123)
Loss from discontinued operations, net of income tax	—	(123)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINIANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of May 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of May 31, 2010, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of May 31, 2010, our internal control over financial reporting was effective.

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

None
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

Based solely on our review of such forms received by us during the fiscal year ended May 31, 2010, or written representations from certain reporting persons, we believe that between June 1, 2009 and May 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with.

Website Access

Our website address is www.globalentertainment2000.com.  On our website we make available, free of charge, our code of ethics.  The information on our website is not incorporated by reference into, and is not part of, this report.

Other information required to be disclosed by this Item 10 will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2010, which is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information on our directors and officers will be included under the caption “Executive Compensation and Other Related Information” in our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2010, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information on equity compensation plans and beneficial ownership of our voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security will be included under the caption “Beneficial Ownership of the Company’s Securities” in our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2010, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information on certain relationships and related transactions will be included under the caption “Certain Relationships and Related Parties” in our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2010, which is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information on principal accountant fees and services will be included under the caption “Principal Accountant Fees and Services” in our Proxy Statement to be filed relating to the Annual Meeting of Shareholders for the fiscal year ended May 31, 2010, which is hereby incorporated by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 14, 2010.

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

10.4	Modification to Joint Operating Agreement, dated June 4, 2008 (incorporated herein by reference to Exhibit 10.4 of our Annual Report on Form 10-K, as filed with the Commission on August 29, 2008)

10.5
Form of License Agreement between Western Professional Hockey League, Inc. and licensees (incorporated herein by reference to Exhibit 10.6 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

10.6
Form of Amendment to License Agreement between Western Professional Hockey League, Inc. and licensees (incorporated herein by reference to Exhibit 10.7 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

10.7
2000 Long-Term Incentive Plan effective February 1, 2001 (incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

10.8
Amendment to 2000 Long-Term Incentive Plan effective February 1, 2001 (incorporated herein by reference to Exhibit 10.2 of our Registration Statement on Form S-4, No. 333-109192, as filed with the Commission on September 26, 2003)

10.9
Form of License Agreement between WPHL and franchises, effective February 28, 2008 (incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K, as filed with the Commission on August 29, 2008)

10.10
Investment Banking Services Agreement between Global Entertainment Corporation and Miller Capital Markets, LLC, effective February 14, 2010 (incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K, as filed with the Commission on March 4, 2010)

10.11
Consulting Agreement between Global Entertainment Corporation and Miller Capital Corporation, effective February 14, 2010 (incorporated herein by reference to Exhibit 10.11 of our Current Report on Form 8-K, as filed with the Commission on March 4, 2010)

10.12
Loan and Securitization Agreement dated June 8, 2010, between Boston Pizza Restaurants (USA), Inc. and Global Entertainment Corporation (incorporated herein by reference to Exhibit 10.13 of our Current Report on Form 8-K, as filed with the Commission on June 14, 2010)

Exhibit

10.13
First Amendment to Loan and Securitization Agreement dated August 31, 2010, between Boston Pizza Restaurants (USA), Inc. and Global Entertainment Corporation (incorporated herein by reference to Exhibit 10.14 of our Current Report on Form 8-K, as filed with the Commission on September 7, 2010)

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