Form 10-Q
period 2010-08-31
GLOBAL ENTERTAINMENT CORP
filed 2010-10-15
CIK 885780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

At October 14, 2010, 6,646,062 shares of Global Entertainment Corporation common stock were outstanding.

GLOBAL ENTERTAINMENT CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of August 31, 2010 (Unaudited) and May 31, 2010
(in thousands, except share and per share amounts)

	August 31,	May 31,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$212	$193
Accounts receivable, net of $194 allowance at August 31, 2010 and May 31, 2010	1,283	1,042
Prepaid expenses and other assets	160	257
Total Current Assets	1,655	1,492

Property and equipment, net	98	107
Accounts receivable	215	215
Goodwill	519	519
Other assets	119	119
Total Assets	$2,606	$2,452

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$979	$739
Accrued liabilities	837	871
Deferred revenues	423	86
Contractual obligation-current portion	33	41
Notes payable - current portion	310	79
Total Current Liabilities	2,582	1,816

Deferred income tax liability, net	5	5
Contractual obligation-long-term portion	27	35
Total Liabilities	2,614	1,856

Commitments and Contingencies

Equity:
Global Entertainment Corporation Equity -
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.001 par value; 50,000,000 shares authorized; 6,646,062 shares issued and outstanding as of August 31, 2010 and as of May 31, 2010	7	7
Paid-in capital	10,989	10,987
Retained deficit	(10,976)	(10,410)
Total Global Entertainment Corporation Equity	20	584
Noncontrolling interest	(28)	12
Total Equity (Deficit)	(8)	596
Total Liabilities and Equity	$2,606	$2,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2010 and 2009
(Unaudited) (in thousands, except share and per share amounts)

	2010	2009
Revenues:
Project development fees	$—	$50
Project management fees	211	446
Facility management fees	815	904
Ticket service fees	123	199
Food service revenue	120	72
Advertising sales commissions	68	71
License fees - league dues and other	226	374
License fees - initial and transfer	—	100
Other revenue	261	154
Total Revenues	1,824	2,370
Operating Costs:
Cost of revenues	1,126	1,136
General and administrative costs	1,236	1,464
Total Operating Costs	2,362	2,600
Operating Loss	(538)	(230)
Other Income (Expense):
Interest income	—	1
Interest expense	(4)	(3)
Loss on investment in PVEC, LLC	(52)	-
Total Other Expense	(56)	(2)
Loss from Operations Before Tax	(594)	(232)
Income Tax Benefit	—	—
Net Loss	(594)	(232)
Net Income (Loss), attributable to noncontrolling interest	(28)	17
Net Loss, attributable to Global	$(566)	$(249)

Loss Per Share - basic and diluted:
Net loss, attributable to Global common shareholders	$(0.09)	$(0.04)

Weighted Average Number of Shares Outstanding - basic and diluted	6,646,062	6,633,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended May 31, 2010 and the Three Months Ended August 31, 2010
(Unaudited)
(in thousands, except share amounts)

	Global Entertainment Corporation					Non-	Total
	Common Stock		Paid-in	Retained		Controlling	Equity
	Shares	Amount	Capital	Deficit	Total	Interest	(Deficit)

Balance at May 31, 2009	6,633,112	$7	$10,961	$(7,788)	$3,180	$19	$3,199

Issuance of restricted stock	12,950	—	—	—	—	—	—

Stock-based compensation - restricted stock	—	—	26	—	26	—	26

Net loss, attributable to noncontrolling interest	—	—	—	—	—	(7)	(7)

Net loss, attributable to Global	—	—	—	(2,622)	(2,622)	—	(2,622)

Balance at May 31, 2010	6,646,062	7	10,987	(10,410)	584	12	596

Stock-based compensation - restricted stock	—	—	2	—	2	—	2

Distribution to non-controlling interest	—	—	—	—	—	(12)	(12)

Net loss, attributable to noncontrolling interest	—	—	—	—	—	(28)	(28)

Net loss, attributable to Global	—	—	—	(566)	(566)	—	(566)

Balance at August 31, 2010	6,646,062	$7	$10,989	$(10,976)	$20	$(28)	$(8)

The accompanying notes are an integral part of the condensed consolidated financial statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2010 and 2009
(Unaudited) (in thousands)

	2010	2009
Cash flows from operating activities:
Net loss, attributable to Global	$(566)	$(249)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	9	42
Provision for doubtful accounts	2	18
Noncontrolling interest	(40)	17
Stock-based compensation - restricted stock	2	9
Loss on investment in PVEC, LLC	53	-
Changes in assets and liabilities-
Accounts receivable	(243)	(1,157)
Prepaid expenses and other assets	97	63
Accounts payable	240	685
Accrued liabilities	(34)	(101)
Deferred revenues	337	394
Net cash used in operating activities	(143)	(279)

Cash flows from investing activities:
Investment in PVEC, LLC	(53)	—
Purchase of fixed assets	—	(49)
Net cash used in investing activities	(53)	(49)

Cash flows from financing activities:
Notes payable proceeds	250	—
Notes payable payments	(19)	(27)
Payment of contractual obligation	(16)	—
Net cash provided by (used in) financing activities	215	(27)

Net increase (decrease) in cash and cash equivalents	19	(355)

Cash and cash equivalents, beginning of period	193	1,111

Cash and cash equivalents, end of period	$212	$756

Supplemental Disclosures:
Interest paid	$4	$3
Income taxes paid (received)	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

GEC Food Service LLC (formerly Global Food Service, LLC) (Food Service) was formed in fiscal 2009 and manages food service operations.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, Encore, GetTix, and GEC Food Service, as well as the limited liability companies formed for facility management.  Intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the three month period ended August 31, 2010, are not necessarily indicative of the results that may be expected for the year ending May 31, 2011, or for any other period.

For further information, refer to the consolidated financial statements and footnotes included in our report on Form 10-K for the year ended May 31, 2010.

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

Accounting Developments

With the exceptions of those discussed below, there  have been no recent accounting  pronouncements or changes in accounting pronouncements during the quarter ended August 31, 2010, that are of significance, or potential significance to us.

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

In September 2009, the EITF issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2011, for our fiscal year 2012.  We have not yet evaluated the impact these standards will have on our financial position or results of operations.

In June 2009, the FASB changed the consolidation rules as they relate to variable interest entities.  The standards changed the model for determining who should consolidate a variable interest entity, and require ongoing reassessment of whether we should consolidate a variable interest entity.  The standards were effective June 1, 2010, for our fiscal year 2011.  We adopted these standards effective June 1, 2010, but the adoption has had no impact on the Company’s financial position or results of operations.

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

As discussed further in the notes below, in June 2010, we entered into an agreement with Boston Pizza Restaurants (USA), Inc. which establishes a credit facility.  As amended in August 2010, we may borrow up to $500 thousand, not to exceed the amount of our collectible accounts receivable.  Borrowings must occur on or prior to June 30, 2011, and must be repaid in full by August 31, 2011.  As of October 14, 2010, we have $425 thousand borrowed on this facility.

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

Earnings (Loss) Per Share (EPS)

Basic EPS is computed by dividing the income (loss) attributable to Global, by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing the income (loss) attributable to Global, by the total of the weighted average number of shares of common stock securities outstanding during the period and the effect of dilutive securities outstanding during the period.  The effect of dilutive securities is not included in the weighted average number of shares outstanding when inclusion would increase the earnings per share or decrease the loss per share for income (loss) attributable to Global.

Reconciliations of the numerators and denominators in the EPS computations for income (loss) attributable to Global follow:

	2010	2009
NUMERATOR (in thousands):
Basic and diluted - net loss attributal to Global	$(566)	$(249)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	6,646,062	6,633,112
Effect of dilutive securities outstanding	—	—
Diluted EPS - weighted average number of shares outstanding	6,646,062	6,633,112

Number of shares of common stock which could
be purchased with average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average price of $4.81 and $4.99 )	300,868	294,761
Warrants (average price of $7.10 and $7.10)	215,800	215,800
Restricted stock	26,478	25,900

The impacts of certain options, warrants and restricted stock outstanding at August 31, 2010, were not included in the calculation of diluted EPS for the three months ended August 31, 2010, because to do so would be antidilutive.  Those securities which were antidilutive in the three months ended August 31, 2010 could potentially dilute EPS in the future.

Notes Payable and Contractual Obligations

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

We had a $1.75 million line of credit that matured October 1, 2009.  We did not renew this credit facility.

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

We entered into a contractual obligation in fiscal 2010 with a vendor.  The agreement calls for payment of $12 thousand in June 2010 and 23 monthly payments of $3 thousand through May 2012.  We recorded the present value of the payments, discounted at 10.3%, as contractual obligations payable.  The liability under the agreement had an initial present value of $76 thousand.  Principal maturities are $33 thousand in the next  twelve months and $27 thousand thereafter.

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

In addition to a $1 thousand initial capital contribution, we contributed $250 thousand as an initial preferred capital contribution and PVSE, LLC contributed land with an approximate value of $1.5 million as an initial preferred capital contribution.  Payment of the $250 thousand was made to PVEC, LLC in December 2008.  We recorded losses on our investment in fiscal 2008, in the amount of $251 thousand, to bring our investment to zero.  Our investment was zero at May 31, 2010.  In fiscal 2010 we advanced $157 thousand of cash to PVEC, LLC.  These advances have been expensed as equity method losses in fiscal 2010. We have advanced $115 thousand to PVEC, LLC in fiscal 2011 through October 14, 2010, and may make additional advances.

PVEC, LLC lease payments on the facility are equal to debt service payments on the Bonds.  In the event of any shortfalls in debt service payments, amounts will be paid by the Town from transaction privilege tax (TPT) collected from the surrounding project area.

Operating revenues of the center, as defined, are first used to pay operating expenses, as defined, second to pay our base management fee (4% of the center’s operating revenue), third to pay debt service, then to fund other items.  As a result, we may be required to defer receipt of our management fees should operating revenues, as defined, be insufficient to pay operating expenses, as defined.  Through August 31, 2010, no management fees had been deferred.

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

PVEC, LLC’s unaudited financial information for our three months ended August 31, 2010 and 2009, follows (in thousands):

	2010	2009

Operating revenue	$283	$343
Operating loss	215	309
Net loss	227	319

	August 31,	May 31,
	2010	2010

Property and equipment, net	$27,333	$27,710
Receivable from Town - current and long-term funding obligation	10,210	10,066
Total assets	41,314	40,738
Debt payable	35,000	35,000
Retained deficit	2,034	1,804
Members' equity (deficit)	(292)	(65)

Effective September 1, 2009, we ceased recognizing PVEC, LLC advertising sales commissions and facility management fees, exclusive of payroll costs and reimbursed expenses, as collections are deemed no longer reasonably assured.  Our consolidated financial statements reflect the following related to transactions between us and PVEC, LLC (in thousands):

	2010	2009

Facility management fees, exclusive of payroll costs (Encore)	$—	$2
Facility management fees, payroll costs (Encore)	118	134
Facility management fees, reimbursed expenses (Encore)	7	10
Advertising sales commission (GEMS)	—	40
Ticket service fees (GetTix)	11	20
Cost of revenues, facility payroll (Encore)	118	134
Cost of revenues, reimbursed expenses (Encore)	7	10
General and administrative expense, bad debt expense	—	—
Loss on investment in PVEC, LLC	53	—

	August 31,	May 31,
	2010	2010

Accounts payable	$11	$3

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

Commitments and Contingencies

Operating Leases

We lease 10,392 square feet of office space for our Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning January 2008.  The lease is renewable for an additional sixty-month period.  Leasehold improvements at the location are depreciated over the initial lease term.  Non-level rents are recognized on a straight-line basis over the initial lease term.  Liabilities related to non-level rents of $76 thousand and $80 thousand were included in accrued liabilities at August 31, 2010 and May 31, 2010.

In addition we are committed under an equipment lease to pay $1 thousand monthly through June 2013.

Litigation

As with all entertainment facilities there exists a degree of risk that the general public may be accidentally injured.  As of  August 31, 2010, there were various claims outstanding in this regard that management does not believe will have a material effect on our financial condition or results of operations.  To mitigate this risk, we maintain insurance coverage, which we believe effectively covers any reasonably foreseeable potential liability.  There is no assurance that our insurance coverage will adequately cover all liabilities to which we may be exposed.

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

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in a series of suits consolidated under 1) Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009 and 2) Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigations relate to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  The complaints allege the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  The plaintiffs are bond holders or their representatives and seek unspecified damages and/or reimbursement of bond investments, in excess of $26 million.  We have indemnified all our former and current directors and officers in connection with this matter.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has declined coverage of Global Entertainment Corporation in this matter, based on the assumption that we did not issue or sell the Bonds.  Defense costs are allocated 45% to defense of Global Entertainment Corporation and 55% to defense of the directors.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of a $75 thousand insurance deductible.  As of August 31, 2010, the deductible has not yet been met.

We are defendant in Alerus Financial Corporation as Assignor of First Bank &Trust Leasing Services, a division of Kinetic Leasing, Inc. v. Global of Prescott Valley, LLC and Global Entertainment Corporation, District Court of Cass County, North Dakota, dated June 8, 2010.  This litigation stems from our guarantee of a lease for equipment used by PVEC, LLC.  The lease is secured by the equipment.  The lessor seeks to recover the equipment and $300 thousand, including the remaining lease balance.  As of August 31, 2010, we have established no reserve for this matter, based on the status of current negotiations with the lessor and other parties which we expect to provide funding sources to PVEC, LLC.

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

All litigation settlement expenses are included in general and administrative costs.  The following summarizes litigation settlement activity for three months ended August 31, 2010 and 2009 (in thousands).

	Three Months Ended
	August 31,
	2010	2009

Litigation settlement liabilities, beginning of period	$79	$330
Litigation settlement expense - initial reserves	—	—
Cash payments	(19)	(127)
Litigation settlement liabilities, end of period	$60	$203

	August 31,	May 31,
	2010	2010

Balance sheet classification, at end of period-
Notes payable - current portion	$60	$79
Notes payable - long-term portion	—	—
Accounts payable	—	—
Accrued liabilities	—	—
	$60	$79

Legal services costs are expensed as incurred.  At August 31, 2010 and May 31, 2010, accounts payable included $205 thousand and $134 thousand in legal services costs.  At August 31, 2010 and May 31, 2010, accrued liabilities included $35 thousand and $17 thousand in legal services costs.

Contingencies

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners and customers.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of August 31, 2010.

As of August 31, 2010, we have entered into various employment contracts with key employees.  Under certain circumstances we may be liable to pay amounts based on the related contract terms.

We were plaintiff in a lawsuit against a former employee seeking damages for breach of fiduciary duty and other matters.  In July 2010, we received a judgment in settlement of the suit for $100 thousand.  In September 2010, we received an initial payment on the judgment of $30 thousand, and expect monthly payments of $5 thousand until the judgment is fully extinguished.  We have recorded the $100 thousand gain on this suit in the three months ended August 31, 2010.

Guarantees

In February 2008, we entered into an agreement with a City in Texas to manage a multi-purpose events center in Texas.  The facility opened in November 2009.  The initial term of this agreement was fifteen years, with an option by the city to renew for an additional five years under certain conditions.  This agreement included a guarantee that the events center would operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement.  In addition, in April 2009, we entered into an agreement with the same city in Texas to fund a performance reserve related to having a hockey team play in the facility.  Under the agreement we delayed receipt of advertising sales commissions otherwise payable to us to fund a performance reserve account.  The required performance reserve level was $150 thousand at August 31, 2010.

In June 2010, the management of the facility was transferred to the City.  In connection with this change, we are negotiating a modification to the management agreement with the City under which our obligations under the contract are being clarified.  We recorded a $0.4 million liability during fiscal 2010 for our best estimate of our ultimate obligations under the management agreement.  This is only an estimate of our obligation and is subject to change based on the final negotiated agreement.  All receivables from the City, totaling $0.2 million at August 31, 2010, and the amounts in the performance reserve account, may not be collected in cash and may be offset against this liability in fiscal 2011.

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

We provide a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $0.6 million related to a guarantee under a workers compensation program.  This letter of credit is fully collateralized by third parties.  No amounts have been drawn on this letter of credit as of August 31, 2010.  We believe the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at August 31, 2010.

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

The League operates primarily in mid-sized communities in the Central, Western and Southern regions of the United States, including Arizona, Colorado, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, South Dakota, and Texas. Our facility management fees and project management fees are derived from events centers currently operating in, or being constructed in, Arizona, Kansas, Missouri and Texas.  The economic downturn which has affected these markets has negatively impacted our operating results and will most likely continue to do so until an economic recovery is complete.

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

Related Party Investment Banking and Financial Consulting Transactions

We have entered into agreements with Miller Capital Markets, LLC (MCM) and Miller Capital Corporation (MCC).  Rudy Miller, a principal and major equity holder of MCM and MCC, beneficially held over 5% of our common stock as of the date of these agreements and the date of this filing.  During the quarters ended August 31, 2010 and 2009, fees and expenses of approximately $27 thousand and $45 thousand, were incurred under these, and predecessor agreements.

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

At August 31, 2010 and at May 31, 2010, goodwill relates to our International Coliseums segment.

The Food Service segment began operations in fiscal 2009.

	Three Months Ended
	Gross Revenues	Income (Loss) from Operations Before Tax	Identifiable Assets
August 31, 2010
Global Entertainment Corporate Operations	$261	$(118)	$538	(a)
Global Food Service (b)	120	(59)	122
Central Hockey League/WPHL	226	(20)	527
Global Properties I	—	(87)	12
International Coliseums	211	2	713	(c)
Encore Facility Management	815	(40)	294
Global Entertainment Marketing Systems	68	(38)	222
Global Entertainment Ticketing	123	(234)	178
Global Entertainment Coporation Consolidated	$1,824	$(594)	$2,606

August 31, 2009
Global Entertainment Corporate Operations	$154	$(342)	$1,628
Global Food Service (b)	72	(26)	598
Central Hockey League/WPHL	474	192	846
Global Properties I	50	(72)	150
International Coliseums	446	271	1,808
Encore Facility Management	904	(22)	484
Global Entertainment Marketing Systems	71	(30)	212
Global Entertainment Ticketing	199	(203)	170
Global Entertainment Coporation Consolidated	$2,370	$(232)	$5,896

(a)	Global Entertainment Corporate Operations assets include cash and cash equivalents of $0.2 million and $0.8 million at August 31, 2010 and 2009.

(b)
The Global Food Service segment manages food service operations in the Independence, Missouri facility.  In October 2009, this segment sold $0.6 of equipment previously used in its Wenatchee, Washington location.

(c)
The International Coliseums segment assets at August 31, 2009, include $1.0 million in accounts receivable from a city to fund furniture, fixture and equipment purchases made as agent for the city.  August 31, 2010 assets included no comparable amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Disclosure

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995 regarding future events, including statements concerning our future operating results and financial condition and our future capital needs and sources.  These statements are based on current expectations, estimates, forecasts, and projections as well as our beliefs and assumptions.  Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negatives thereof or comparable terminology, are intended to identify such forward-looking statements.  These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to those discussed in our report on Form 10-K for the fiscal year ended May 31, 2010.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason, unless otherwise required by law.

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

Pursuant to a joint operating agreement between us and Central Hockey League Inc. (CHL, Inc.), along with a two year agreement with the International Hockey League (IHL), WPHL operates and manages a minor professional hockey league known as the Central Hockey League (the League), which currently consists of eighteen teams  located in mid-market communities throughout the Central, Western and Southern regions of the United States.

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

GEC Food Service, LLC (formerly Global Food Service, LLC) (Food Service), formed in fiscal 2009, manages facility food service operations.

Critical Accounting Policies, Estimates and Judgments

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended May 31, 2010.  We believe our most critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts, arena guarantees and other contingencies, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of a liability related to the secondary guarantee related to a worker’s compensation program, and the allocation of expenses and division of profit or loss relating to the joint operating agreement.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Overview and Forward Looking Information

We are currently managing a construction project for a facility in Dodge City, Kansas.  We have contracted to provide facility management service, food service, ticket service and advertising sales at this facility.    We expect to obtain food service revenues from this facility beginning in February 2011.  We earned advertising sales commissions and certain pre-opening related facility management fees from the facility in the quarter ended August 31, 2010, and expect to earn advertising sales commissions and facility management fees after the openings under our multi-year contracts.

Our multi-year contracts with PVEC, LLC to provide facility management services, ticket services and advertising sales were active in the quarter ended August 31, 2010, and remain active through the date of this filing.

We believe high unemployment levels and continued economic weakness have impacted our revenues and, in particular, contributed to 1) a decline in our ticket service fees and advertising sales commissions in the first quarter ended August 31, 2010, compared to the prior year quarter and 2) our inability to enter into arrangements to generate additional project development and management fees.

Three Months Ended August 31, 2010, Compared to Three Months Ended August 31, 2009

Revenues (in thousands):

	Three Months Ended
	August 31, 2010	% of Revenue	August 31, 2009	% of Revenue	Change	% Change

Project development fees	$—	—	$50	2.1	$(50)	(100.0)
Project management fees	211	11.6	446	18.8	(235)	(52.7)
Facility management fees	815	44.7	904	38.1	(89)	(9.8)
Ticket service fees	123	6.7	199	8.4	(76)	(38.2)
Food service revenue	120	6.6	72	3.0	48	66.7
Advertising sales commissions	68	3.7	71	3.0	(3)	(4.2)
License fees - league dues and other	226	12.4	374	15.8	(148)	(39.6)
License fees - initial and transfer	—	—	100	4.2	(100)	(100.0)
Other	261	14.3	154	6.5	107	69.5
Total Revenues	$1,824	100.0	$2,370	100.0	$(546)	(23.0)

At $1.8 million, total revenues were 23.0% lower in the quarter ended August 31, 2010, compared to the quarter ended August 31, 2009.

Project development fees for the quarter ended August 31, 2009, relate to the project for the facility in Dodge City, Kansas, signed in fiscal 2009.  No projects were under development during the quarter ended August 31, 2010.

Project management fees of $0.2 million were 52.7 % lower for the quarter ended August 31, 2010, than the prior year quarter. For the quarter ended August 31, 2009, we had project management fees for our projects in Allen, Texas and Independence, Missouri.  Both of these projects were completed in November 2009.  Project management fees for the quarter August 31, 2010 were related to the facility under construction in Dodge City, Kansas.

Facility management fees were $0.8 million for the quarter ended August 31, 2010, compared to $0.9 million in the quarter ended August 31, 2009.  Facility management fees include both recurring fees for management of facilities and fees for preopening services.  The $0.1 million decrease in facility management fees is the result of reduced fees for preopening services on the Allen, Texas and Independence, Missouri projects in the quarter ended August 31, 2010, off-set by facility management fees in those same buildings and preopening fees for the facility in  Dodge  City, Kansas.

Ticket service fees decreased for the quarter ended August 31, 2010.  This decrease in ticket service fees reflects the  continued decline in the number of events held and attendance at events in our facilities, off-set with the addition of the Allen, Texas and Independence, Missouri facilities.

Food service revenue increased 66.7% to $0.1 million for the quarter ended August 31, 2010, due primarily to the addition of the food service operation at the facility in Independence, Missouri.

License fees – league dues and other decreased $0.2 million to $0.2 million for the quarter ended August 31, 2010 from $0.4 million for the quarter ended August 31, 2009.  Other license fees include a reduction of $0.1 million of sponsorship revenue in the quarter ended August 31, 2010, than in the prior year quarter.

License fees – initial and transfer, include fees from a transfer in the quarter ended August 31, 2009 and no such transactions fees in the quarter ended August 31, 2010.  Since initial and transfer fees are not regularly recurring and are difficult to predict, there is no assurance that we will be able to increase or sustain our operating capital through this source.

Other revenue includes the $100 thousand gain we recorded in the quarter ended August 31, 2010 from a judgment we received against a former employee of the Company.

Operating Costs (in thousands):

	Three Months Ended
	August 31, 2010	% of Revenue	August 31, 2009	% of Revenue	Change	% Change

Cost of revenues	$1,126	61.7	$1,136	47.9	$(10)	(0.9)
General and administrative costs	1,288	70.6	1,464	61.8	(176)	(12.0)
Total Operating Costs	$2,414	132.3	$2,600	109.7	$(186)	(7.2)

Total operating costs decreased $0.2 million to $2.4 million for the quarter ended August 31, 2010, from $2.6 million in the prior year quarter.  This reduction is due primarily to management’s payroll cost reductions and other  operating cost saving initiatives.

Loss attributable to Global (in thousands):

	Three Months Ended
	August 31, 2010	% of Revenue	August 31, 2009	% of Revenue	Change	% Change

Net loss attributable to Global	$(566)	(31.0)	$(249)	(10.5)	$(317)	127.3

Net loss attributable to Global was $0.6 million for the quarter ended August 31, 2010, compared to a loss attributable to Global of $0.2 million for the quarter ended August 31, 2009.  The increased loss was primarily a result of the reduction of revenue from transaction related fees, lower project management fees and sponsorship revenues, off-set by reduced expenses of operating our business, increased food service and ticketing revenues, and a settlement with a previous employee.

Liquidity and Capital Resources

As of August 31, 2010, we had $0.2 million in cash and cash equivalents, including cash collected for GetTix tickets of $0.1 million for events scheduled to occur in the future.

Under our performance guarantee related to the hockey team in Texas, $50 thousand of working capital, included in prepaid and other assets, is currently unavailable to us.  In addition, accounts receivable for advertising sales commissions from the Texas facility, $0.1 million at August 31, 2010, are not being paid to us under normal terms.

Cash used in operating activities was approximately $0.1 million for the quarter ended August 31, 2010 compared to $0.3 for the quarter ended August 31, 2009.

Cash used for investing activities was $0.1 million for the quarter ended August 31,  2010, compared to $0.1 million for the comparable period in 2009.    We advanced PVEC, LLC $0.1 million in the quarter ended August 31, 2010.

Cash provided by financing activities, consisted primarily of draws on the BPR note of $0.3 million and repayments of notes and contractual obligations.

As of August 31, 2010, a $0.2 million receivable is classified as a long-term asset.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes this receivable to be fully collectible and as such, no allowance for doubtful accounts has been established against the receivable.

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

We have experienced a significant decline in operations, cash flows and liquidity.  The economic downturn, which has affected the markets in which we operate, has negatively impacted our operating results and our liquidity.  The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations, raises substantial doubt about our ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future).  As of October 14, 2010, we have $425 thousand borrowed on the BPR facility.

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

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan.  Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through August 31, 2011.  We expect to use the credit facility with BPR to fund our operating shortfalls through August 31, 2011.  We cannot guarantee that, if additional financing is needed, we would be able to obtain financing on terms acceptable to us, if at all.

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

In September 2009, the EITF issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2011, for our fiscal year 2012.

In June 2009, the FASB changed the consolidation rules as they relate to variable interest entities.  The standards changed the model for determining who should consolidate a variable interest entity, and require ongoing reassessment of whether we should consolidate a variable interest entity.  The standards were effective June 1, 2010, for our fiscal year 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of August 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in a series of suits consolidated under 1) Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009 and 2) Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigations relate to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  The complaints allege the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  The plaintiffs are bond holders or their representatives and seek unspecified damages and/or reimbursement of bond investments, in excess of $26 million.  We have indemnified all our former and current directors and officers in connection with this matter.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has declined coverage of Global Entertainment Corporation in this matter, based on the assumption that we did not issue or sell the Bonds.  Defense costs are allocated 45% to defense of Global Entertainment Corporation and 55% to defense of the directors.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of a $75 thousand insurance deductible.  As of August 31, 2010, the deductible has not yet been met.

We are defendant in Alerus Financial Corporation as Assignor of First Bank &Trust Leasing Services, a division of Kinetic Leasing, Inc. v. Global of Prescott Valley, LLC and Global Entertainment Corporation, District Court of Cass County, North Dakota, dated June 8, 2010.  This litigation stems from our guarantee of a lease for equipment used by PVEC, LLC.  The lease is secured by the equipment.  The lessor seeks to recover the equipment and $300 thousand, including the remaining lease balance.  As of August 31, 2010, we have established no reserve for this matter, based on the status of current negotiations with the lessor and other parties which we expect to provide funding sources to PVEC, LLC.

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

GLOBAL ENTERTAINMENT CORPORATION
(Registrant)

October 15, 2010	By	/s/Richard Kozuback
Richard Kozuback
President & Chief Executive Officer

October 15, 2010	By	s/James Yeager
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