Form 10-Q
period 2010-11-30
GLOBAL ENTERTAINMENT CORP
filed 2011-01-14
CIK 885780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number 001-32724

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

At January 14, 2011, 6,646,062 shares of Global Entertainment Corporation common stock were outstanding.

GLOBAL ENTERTAINMENT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of November 30, 2010 (Unaudited) and May 31, 2010
(in thousands, except share and per share amounts)

	November 30,	May 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$348	$193
Accounts receivable, net of $0 and $194 allowance at November 30, 2010 and May 31, 2010	1,105	1,042
Prepaid expenses and other assets	116	257
Total current assets	1,569	1,492

Property and equipment, net	96	107
Accounts receivable	215	215
Goodwill	519	519
Other assets	100	119
Total assets	$2,499	$2,452

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,287	$739
Accrued liabilities	715	871
Deferred revenues	357	86
Contractual obligation - current portion	34	41
Notes payable - current portion	552	79
Total current liabilities	2,945	1,816

Deferred income tax liability, net	5	5
Contractual obligation - long-term portion	18	35
Total liabilities	2,968	1,856

COMMITMENTS AND CONTINGENCIES (see Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

Global Entertainment Corporation stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued or
outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 6,646,062 shares issued
and outstanding as of November 30, 2010 and as of May 31, 2010	7	7
Additional paid-in capital	10,992	10,987
Accumulated deficit	(11,449)	(10,410)
Total stockholders' equity controlling interest	(450)	584
Noncontrolling interests	(19)	12
Total Stockholders' Equity (Deficit)	(469)	596
Total Liabilities and Stockholders's Equity (Deficit)	$2,499	$2,452

See accompanying unaudited notes to the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended November 30, 2010 and 2009
(Unaudited) (in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
REVENUES
Project development fees	$-	$102	$-	$152
Project management fees	177	533	388	979
Facility management fees	452	1,534	1,267	2,438
Ticket service fees	260	314	383	513
Food service revenue	151	252	271	324
Advertising sales commissions	54	120	122	191
License fees - league dues and other	531	474	757	848
License fees - initial and transfer	250	—	250	100
Other revenue	16	5	277	159
Total revenues	1,891	3,334	3,715	5,704
OPERATING COSTS AND EXPENSES
Cost of revenues	908	1,943	2,034	3,079
General and administrative costs	1,198	1,363	2,434	2,827
Total operating costs and expenses	2,106	3,306	4,468	5,906
Operating Income (Loss)	(215)	28	(753)	(202)
OTHER INCOME (EXPENSE)
Interest income	1	-	1	1
Interest expense	(23)	-	(27)	(5)
Loss on investment in PVEC, LLC	(227)	(2)	(279)	-
Total other expense	(249)	(2)	(305)	(4)
Income (Loss) from Operations, before tax	(464)	26	(1,058)	(206)
Income Tax Benefit	-	-	-	-
Net Income (Loss)	(464)	26	(1,058)	(206)
Net Income (Loss), attributable to noncontrolling interest	9	-	(19)	17
Net Income (Loss), attributable to Global	$(473)	$26	$(1,039)	$(223)

Earnings (Loss) Per Share - basic and diluted:
Net income (loss), attributable to Global common shareholders	$(0.07)	$0.00	$(0.16)	$(0.03)

Weighted Average Number of Shares Outstanding - basic
and diluted	6,646,062	6,639,150	6,646,062	6,636,115

See accompanying unaudited notes to the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the Six Months Ended November 30, 2010
(Unaudited) (in thousands, except share amounts)

	Global Entertainment Corporationa
	Common Stock		Paid-in	Retained		Non-Controlling	Total
	Shares	Amount	Capital	Deficit	Total	Interest	Equity
Balance at May 31, 2009	6,633,112	$7	$10,961	$(7,788)	$3,180	$19	$3,199

Stock-based compensation - restricted stock	-	-	26	-	26	-	26

Issuance of restricted stock	12,950	-	-	-	-	-	-

Net loss, attributable to noncontrolling interest	-	-	-	-	-	(7)	(7)

Net loss attributable to Global	-	-	-	(2,622)	(2,622)	-	(2,622)

Balance at May 31, 2010	6,646,062	7	10,987	(10,410)	584	12	596

Stock-based compensation - restricted stock	-	-	5	-	5	-	5

Distribution to non-controlling interest	-	-	-	-	-	(12)	(12)

Net loss, attributable to noncontrolling interest	-	-	-	-	-	(19)	(19)

Net loss attributable to Global	-	-	-	(1,039)	(1,039)	-	(1,039)

Balance at November 30, 2010	6,646,062	$7	$10,992	$(11,449)	$(450)	$(19)	$(469)

See accompanying unaudited notes to the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 2010 and 2009
 (Unaudited) (in thousands)

	For the Six Months Ended
	November 30,
	2010	2009
Cash flows from operating activities:
Net loss, attributable to Global	$(1,039)	$(223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	21	49
Provision for doubtful accounts	87	20
Interest expense capitalized into note principal	11	-
Noncontrolling interest	(31)	17
Stock-based compensation - restricted stock	5	19
Loss on investment in PVEC, LLC	279	(10)
Changes in assets and liabilities:
Accounts receivable	(150)	(1,388)
Prepaid expenses and other assets	160	(183)
Accounts payable	548	2,483
Accrued liabilities	(321)	(82)
Deferred revenues	271	328
Net cash provided by (used in) operating activities	(159)	1,030

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	586
Investment in PVEC, LLC	(114)	-
Purchase of fixed assets	(10)	(111)
Net cash provided by (used in) investing activities	(124)	475

Cash flows from financing activities:
Notes payable proceeds	500	-
Notes payable payments	(38)	(55)
Payment of contractual obligation	(24)	-
Net cash provided by (used in) financing activities	438	(55)

Net increase in cash and cash equivalents	155	1,450

Cash and cash equivalents, beginning of period	193	1,111

Cash and cash equivalents, end of period	$348	$2,561

Supplemental Disclosures:
Interest paid	$13	$5
Income taxes paid (received)	$-	$-

See accompanying unaudited notes to the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Global Entertainment Corporation (“Global” or the “Company”) is an integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing.  The Company is primarily focused on projects located in mid-size communities in the United States.

The Company’s current principal operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing, Encore Facility Management and GEC Food Service, LLC.

Through the Company’s wholly owned subsidiary, Western Professional Hockey League, Inc. (WPHL), the Company operates the Western Professional Hockey League, a minor league professional hockey organization, and is the licensor of the independently owned hockey teams which participate in the league. The WPHL has entered into a joint operating agreement with the Central Hockey League, Inc. (CHL, Inc.).  The effect of the joint operating agreement is that the two leagues had their respective teams join together and operate under the “Central Hockey League” name (as the “League”).  The terms of the joint operating agreement define how the League will operate.

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

During the 2009-2010 hockey season, fifteen teams competed in the League: twelve WPHL licensed teams and three CHL, Inc. sanctioned teams.  During the 2010-2011 hockey season, there are eighteen teams competing in the League: ten WPHL licensed teams, three CHL, Inc. sanctioned teams and five IHL teams.  Certain WPHL licensees do not have teams competing in any given season, but maintain their WPHL licenses.

Global Properties I (GPI) provides services in targeted mid-sized communities across the United States related to the development of multipurpose event centers.  GPI's development of multipurpose event centers promotes the development of the League by assisting potential licensees in securing quality venues in which to play minor professional hockey league games.

International Coliseums Company, Inc. (ICC) manages the construction of multipurpose event centers in mid-market communities.

Global Entertainment Marketing Systems, Inc. (GEMS), promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, premium seat license sales, and facility sponsorship agreements.

Global Entertainment Ticketing (GetTix) provides ticketing services for the multipurpose event centers developed by GPI, existing WPHL licensees, and various other entertainment venues, theaters, concert halls, and other facilities and event coordinators.  GetTix provides a full ticketing solution by way of box office, outlet, phone, internet and print-at-home service that utilizes distribution outlets in each market.  GetTix uses third-party, state-of-the-art software to deliver ticketing capabilities that include database flexibility, easy season and group options, financial reporting and marketing resources.

Encore Facility Management (Encore) provides a full complement of multipurpose event center operational services.  These services include providing administrative oversight in the areas of facility/property management and finance, event bookings, and food and beverage.  Facility management operations are conducted under separate limited liability companies.

GEC Food Service LLC (formerly Global Food Service, LLC) (Food Service) was formed in fiscal 2009 and managed food service operations through October 2010.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on September 14, 2010.

Basis of Presentation and Going Concern

The condensed consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, Encore, GetTix, and GEC Food Service, as well as the limited liability companies formed for facility management.  Intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. The Company has reported net losses and operating activities have used cash, and the Company had a stockholders’ deficit at May 31, 2010. The Company reported a net loss of approximately $1 million for the six months ended November 30, 2010, and operating activities used cash of approximately $159 thousand during the six months ended November 30, 2010 and as of November 30, 2010, the Company had a total stockholders’ deficit of approximately $469 thousand and accumulated losses from inception of approximately $11.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If we were unable to continue as a going concern, substantial adjustments would be necessary to the carrying value of assets, the reported amounts of liabilities, reported revenues and expenses and balance sheet classifications.

Certain reclassifications are reflected in prior periods for the purpose of consistent presentation.

In June 2010, the Company entered into an agreement with Boston Pizza Restaurants (USA), Inc. (“BPR”) which established a credit facility.  As amended in August 2010, the Company borrowed $500 thousand, secured by the Company’s collectible accounts receivable. In December 2010, the outstanding balance, including accrued interest, of this credit facility was capitalized into a new line of credit and security agreement. In December 2010, the Company entered into a line of credit and security agreement with BPR.  Under the Agreement Global may borrow up to $2 million, subject to certain limitations on the amount and frequency of borrowings.  Borrowings can occur no more than once per month and must occur on or prior to April 30, 2011, and all outstanding amounts must be repaid in full by June 30, 2011. As of January 14, 2011, the Company has borrowed approximately $1.6 million on this facility.

Management plans to monitor the Company’s liquidity, carefully work to reduce the uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations and address the Company’s cash needs.  The Company has implemented head count and salary reductions, as well as other operating changes.  While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise substantial doubt about the validity of the going concern assumption used in the preparation of these condensed consolidated financial statements, there can be no assurance that these actions will be successful.  Realization of management’s plans is dependent on the Company’s ability to finalize certain transactions which are inherently risky and difficult to predict as to timing.

At November 30, 2010, the Company had cash and cash equivalents of approximately $348 thousand and a working capital deficit of approximately $1.4 million, compared to cash and cash equivalents of approximately $193 thousand and a working capital deficit of $324 thousand at May 31, 2010.  At November 30, 2010, the Company had total stockholders’ deficit of approximately $469 as compared with total stockholders’ equity of approximately $596 thousand at May 31, 2010.

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

The Company believes the critical accounting policies and material estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, arena guarantees and other contingencies, the carrying value of goodwill, the realization of deferred income tax assets, the fair value of a liability related to the secondary guarantee related to a worker’s compensation program, and the allocation of expenses and division of profit or loss relating to the joint operating agreement.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Accounting Developments

With the exceptions of those discussed below, there  have been no recent accounting  pronouncements or changes in accounting pronouncements during the quarter ended November 30, 2010, that are of significance, or potential significance to the Company.

In September 2009, the Emerging Issues Task Force (EITF) issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2011, for the Company’s fiscal year 2012.  The Company has not yet evaluated the impact these standards will have on the Company’s financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (FASB) changed the consolidation rules as they relate to variable interest entities.  The standards changed the model for determining who should consolidate a variable interest entity, and require ongoing reassessment of whether the Company should consolidate a variable interest entity.  The standards were effective June 1, 2010, for the Company’s fiscal year 2011.  The Company adopted these standards effective June 1, 2010, but the adoption has had no impact on the Company’s financial position or results of operations.

Note 2 – Earnings (Loss) Per Share (EPS)

Basic EPS is computed by dividing the net income (loss), attributable to Global common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing the net income (loss), attributable to Global common shareholders by the total of the weighted average number of shares of common stock securities outstanding during the period and the effect of dilutive securities outstanding during the period.  The effect of dilutive securities is not included in the weighted average number of shares outstanding when inclusion would increase the earnings per share or decrease the loss per share for the net income (loss), attributable to Global common shareholders.

Below are the reconciliations of the numerators and denominators in the EPS computations for net income (loss), attributable to Global common shareholders (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
NUMERATOR - basic and diluted:
Net income (loss), attributable to Global common shareholders	$(473)	$26	$(1,039)	$(223)

DENOMINATOR:
Basic EPS - weighted average shares outstanding	6,646,042	6,639,150	6,646,042	6,636,115
Effect of dilutive securities	-	-	-	-
Diluted EPS - weighted average shares outstanding	6,646,062	6,639,150	6,646,042	6,636,115

Number of shares of common stock which could have been
purchased with average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options (average price of $4.53 and $4.67 for the three and
six months ended November 30, 2010, respectively and $4.99 for the three and six months ended November 30, 2009)	319,500	293,500	310,185	294,134
Warrants (average price of $7.10 for the three and six months
ended November 30, 2010 and 2009)	215,800	215,800	215,800	215,800
Restricted stock	14,742	26,059	20,642	25,979

The impact of certain options, warrants and restricted stock outstanding at November 30, 2010, was not included in the calculation of diluted EPS for the three and six months ended November 30, 2010, because to do so would be antidilutive.  Those securities which were antidilutive in the three and six months ended November 30, 2010 could potentially dilute EPS in the future.

Note 3– Notes Payable and Contractual Obligations

In June 2010, the Company entered into an agreement with Boston Pizza Restaurants (USA), Inc. (“BPR”) which established a credit facility.  As amended in August 2010, the Company borrowed $500 thousand, secured by the Company’s collectible accounts receivable.  Under the terms of the agreement, borrowings must occur on or prior to June 30, 2011, and must be repaid in full by August 31, 2011.  Interest on the outstanding principal balances was computed daily at the rate of prime plus 7% and was payable quarterly. In addition, the Company paid quarterly an amount equal to 0.5% of the unused commitment.  The Company’s directors, James Treliving and George Melville, are the beneficial owners of 100% of BPR, significant shareholders of the Company, and directors of the Company.  In connection with the agreement, James Treliving and George Melville were each granted in July 2010 options for the purchase of 15 thousand shares of common stock, at a strike price of $0.20 per share.  These options vested on December 31, 2010, and expire December 31, 2020. In December 2010, the outstanding balance of this credit facility was capitalized into a new line of credit and security agreement.

On December 13, 2010, the Company entered into a line of credit and security agreement with BPR. Under the agreement the Company may borrow up to $2,000,000, subject to certain limitations on the amount and frequency of borrowings. Borrowings can occur no more than once per month and must occur on or prior to April 30, 2011, and all outstanding amounts must be repaid in full by June 30, 2011. The Company has the right under the agreement to two successive six month extensions, provided that the Company pays an extension fee of $20 thousand for each such extension. Interest on the outstanding principal balances is computed daily at the rate of 12.75%. The agreement is secured by all of the accounts receivable of The Company and its subsidiaries and by a pledge of all of the Company's interest in the wholly-owned subsidiaries Global Entertainment Ticketing, a Nevada corporation and Western Professional Hockey League, Inc., a Texas corporation. The Agreement contains customary events of default, including failure to make payments when due or the dissolution, insolvency and bankruptcy of the Company. In connection with the agreement, Mr. Treliving and/or Mr. Melville, on a combined basis, will be granted options under the Company's 2007 Long-Term Incentive Plan for the purchase of 50 thousand shares of the Company’s common stock, at a strike price of $0.20 per share. The options will vest on June 30, 2011, and expire June 30, 2021.

The Company had a $1.75 million line of credit that matured October 1, 2009.  The Company did not renew this credit facility.

The Company entered into a note payable in fiscal 2008 in connection with a settlement of a legal matter. The note called for 36 monthly payments of $10 thousand each, through December 2010. The Company recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs. The note had an initial present value of $0.3 million.  This note was paid in full as of December 2010.

The Company entered into a contractual obligation in fiscal 2010 with a certain vendor.  The agreement called for a payment of $12 thousand in June 2010 and 23 monthly payments of $3 thousand through May 2012.  The Company recorded the present value of the payments, discounted at 10.3%, as contractual obligations payable.  The liability under the agreement had an initial present value of $76 thousand.  Principal maturities are $33 thousand in the next twelve months and $18 thousand thereafter.

Note 4 – PVEC, LLC Joint Venture

During fiscal 2006, the Company entered into an agreement with Prescott Valley Signature Entertainment, LLC (PVSE, LLC) to form Prescott Valley Events Center, LLC (PVEC, LLC) to engage in the business of developing, managing, and leasing the Prescott Valley Events Center in Prescott Valley, Arizona (the “Town”).  The Company is the managing member of PVEC, LLC.  Construction of the center, which opened in November 2006, was funded by proceeds from the issuance of $35 million in Industrial Development Authority of the County of Yavapai Convention Center Facilities Excise Tax Revenue Bonds, Series 2005 (the “Bonds”).

The Company accounts for the investment in PVEC, LLC under the equity method.  The Company’s interest in this entity is not a controlling one, as the Company does not own a majority voting interest and the Company’s ability to affect the business operations is significantly limited by the PVEC, LLC operating agreement.  The operating agreement also provides that a majority-in-interest of the members may replace the managing member, or if the managing member is in default, a majority-in-interest of the remaining members may replace the managing member.

In addition to a $1 thousand initial capital contribution, the Company contributed $250 thousand as an initial preferred capital contribution and PVSE, LLC contributed land with an approximate value of $1.5 million as an initial preferred capital contribution.  Payment of the $250 thousand was made to PVEC, LLC in December 2008.  The Company recorded losses on the Company’s investment in fiscal 2008, in the amount of $251 thousand, to bring the Company’s investment to zero.  The Company’s investment was zero at May 31, 2010.  In fiscal 2010 the Company advanced $157 thousand of cash to PVEC, LLC.  These advances have been expensed as equity method losses in fiscal 2010. The Company has advanced $114 thousand to PVEC, LLC in fiscal 2011 through January 14, 2011, and may make additional advances.

The PVEC, LLC lease payments on the facility are equal to debt service payments on the Bonds.  In the event of any shortfalls in debt service payments, amounts will be paid by the Town from transaction privilege tax (TPT) collected from the surrounding project area.

Operating revenues of the center, as defined by the agreement, are first used to pay operating expenses, as defined by the agreement, second to pay the Company’s base management fee (4% of the center’s operating revenue), third to pay debt service, then to fund other items.  As a result, the Company may be required to defer receipt of the Company’s management fees should operating revenues, as defined by the agreement, be insufficient to pay operating expenses, as defined by the agreement. Through November 30, 2010, no management fees had been deferred.

Cash distributions and distributions in liquidation are to be made to each member in the following priority: 1) to the extent needed to pay taxes, 2) to each member to the extent of loans in the form of the Company’s unpaid management fees and PVSE, LLC’s unpaid parking fees, and 3) to PVSE, LLC, until their preferred account equals the Company’s (including preferred returns of 5% thereon) and then 50%/50%.  Therefore, in fiscal 2008 the Company recognized 100% of PVEC, LLC’s losses to the extent of the Company’s funding commitment ($251 thousand).  The Company will recognize additional losses to the extent of any loans to PVEC, LLC, should they accumulate, in the form of deferred management fees.  The Company will also recognize additional losses to the extent of any additional advances to PVEC, LLC.

PVEC, LLC’s unaudited summary income information for the three and six months ended November 30, 2010 and 2009, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Operating revenue	$407	$566	$1,622	$909
Operating profit (loss)	(201)	(212)	(325)	(521)
Net income (loss)	(210)	(229)	(364)	(548)

PVEC, LLC’s unaudited summary balance sheet information as of November 30, 2010 and May 31, 2010, was as follows (in thousands):

	November 30,	May 31,
	2010	2010
Property and equipment, net	$26,955	$27,710
Receivable from Town - current and long-term funding obligation	10,538	10,066
Total assets	42,160	40,738
Debt payable	35,000	35,000
Retained deficit	2,244	1,804
Members' equity (deficit)	(505)	(65)

Effective September 1, 2009, the Company ceased recognizing PVEC, LLC advertising sales commissions and facility management fees, exclusive of payroll costs and reimbursed expenses, as collections are deemed no longer reasonably assured.  The Company’s condensed consolidated financial statements reflect the following related to transactions between the Company and PVEC, LLC (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Facility management fees, exclusive of payroll costs and reimbursed expenses (Encore)	$-	$(2)	$-	$-
Facility management fees, payroll costs (Encore)	181	175	299	309
Facility management fees, reimbursed expenses (Encore)	17	10	24	21
Advertising sales commission (GEMS)	-	-	-	40
Ticket service fees (GetTix)	35	18	46	38
Cost of revenues, facility payroll (Encore)	181	175	299	309
Cost of revenues, reimbursed expenses (Encore)	17	10	24	21
Loss on investment in PVEC, LLC	227	-	279	-

	November 30,	May 31,
	2010	2010
Accounts payable	$162	$3

During fiscal 2010 the Company wrote-off $432 thousand in accounts receivable from PVEC, LLC.  PVEC, LLC financial information as of May 31, 2010, reflect the $432 thousand as payables to the Company.  During fiscal 2010 and the six months ended November 30, 2010 the Company advanced $157 thousand and $114 thousand, respectively to PVEC, LLC which the Company has recorded as loss on investment in PVEC, LLC.  PVEC, LLC financial information as of May 31, 2010 and November 30, 2010, reflect the $157 thousand and $114 thousand, respectively, as a payable to the Company.

In December 2010, the Company settled a litigation that was related to the Company’s guarantee of a lease for equipment used by PVEC, LLC.  Based on this settlement, as of November 30, 2010, the Company recorded an accrued liability reserve in the amount of $165 thousand and a loss on investment in PVEC, LLC.

Note 5 – Commitments and Contingencies

Operating Leases

The Company leases 10,392 square feet of office space for the Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning January 2008.  The lease is renewable for an additional sixty-month period.  Leasehold improvements at the location are depreciated over the initial lease term.  Non-level rents are recognized on a straight-line basis over the initial lease term.  Liabilities related to non-level rents of $71 thousand and $80 thousand were included in accrued liabilities at November 30, 2010 and May 31, 2010.

In addition, the Company is committed, under an equipment lease, to pay approximately $1 thousand monthly through June 2013.

Litigation

As with all entertainment facilities there exists a certain degree of risk that the general public may be accidentally injured.  As of  November 30, 2010, there were various claims outstanding in this regard that management does not believe will have a material effect on the Company’s financial condition or results of operations.  To mitigate this risk, the Company maintains insurance coverage, which the Company believes effectively covers any reasonably foreseeable potential liability.  There is no assurance that the Company’s insurance coverage will adequately cover all liabilities to which the Company may be exposed.

The Company is a plaintiff and a counter-defendant in a lawsuit involving the City of Rio Rancho, New Mexico filed June 24, 2009, in the New Mexico 13th Judicial District, Sandoval County, Case No. 01329 CV091504.  The Company’s claim seeks resolution of matters stemming from the time during which the Company managed the events center in Rio Rancho, New Mexico.  Specifically, the Company’s claim is based on breach of contract and other matters.  The complaint seeks payment of monies due in excess of $0.3 million and declaratory judgment that the Company has no liability to third-party creditors of the center.  The city’s counterclaim alleges breach of contract, among other claims, and seeks a judgment in excess of $0.2 million.  The Company believes the counterclaim is without merit.

The Company, PVEC, LLC and two of the Company’s directors (James Treliving and Richard Kozuback) are four of the sixteen defendants in a series of suits consolidated under 1) Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009 and 2) Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigations relate to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  The complaints allege the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  The plaintiffs are bond holders or their representatives and seek unspecified damages and/or reimbursement of bond investments, in excess of $26 million.  The Company has indemnified all former and current directors and officers in connection with this matter.  The Company believes the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  The Company’s insurance carrier has been notified.  The Company’s insurance carrier has declined coverage of Global Entertainment Corporation in this matter, based on the assumption that the Company did not issue or sell the Bonds.  Defense costs are allocated 45% to defense of Global Entertainment Corporation and 55% to defense of the directors.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of a $75 thousand insurance deductible.  As of November 30, 2010, the deductible has not yet been met.

The Company was a defendant in Alerus Financial Corporation as Assignor of First Bank &Trust Leasing Services, a division of Kinetic Leasing, Inc. v. Global of Prescott Valley, LLC and Global Entertainment Corporation, District Court of Cass County, North Dakota, dated June 8, 2010.  The litigation was related to the Company’s guarantee of a lease for equipment used by PVEC, LLC.  The lease was secured by the equipment.  The lessor sought to recover the equipment and $300 thousand, including the remaining lease balance.  As of November 30, 2010, the Company established an accrued liability reserve for this matter in the amount of $165 thousand. In December 2010, the Company settled this matter for $165 thousand and retained the equipment.

The Company was a defendant in Prescott Valley Hockey Club, LLC v. Western Professional Hockey League, Inc.; United States District Court, District of Arizona, Case No. 3:09-cv-08165-JAT filed September 3, 2010.  This suit was filed by the prior license holder for the WPHL team in Prescott Valley, Arizona.  The League terminated the subject license agreement for cause.  This case was dismissed in December 2010.

All litigation settlement expenses are included in general and administrative costs.  The following summarizes litigation settlement activity for the three months ended November 30, 2010 and 2009 (in thousands).

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Litigation settlement liabilities, beginning of period	$60	$203	$79	$330
Litigation settlement expense - initial reserves	165	-	165	-
Cash payments	(20)	(53)	(39)	(180)
Litigation settlement liabilities, end of period	$205	$150	$205	$150

	November 30,	May 31,
	2010	2010
Balance sheet classification, at the end of period:
Notes payable	$40	$79
Accrued liabilities	165	-

Legal services costs are expensed as incurred.  At November 30, 2010 and May 31, 2010, accounts payable included $251 thousand and $134 thousand in legal services costs.  At November 30, 2010 and May 31, 2010, accrued liabilities included $39 thousand and $17 thousand in legal services costs.

Contingencies

The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, typically with business partners and customers.  Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2010.

As of November 30, 2010, the Company entered into various employment contracts with key employees.  Under certain circumstances the Company may be liable to pay amounts based on the related contract terms.

The Company was a plaintiff in a lawsuit against a former employee seeking damages for breach of fiduciary duty and other matters.  In July 2010, the Company received a judgment in settlement of the suit for $100 thousand.  In September 2010, the Company received an initial payment on the judgment of $30 thousand, and expects monthly payments of $5 thousand until the judgment is fully extinguished.  The Company recorded the $100 thousand gain on this suit in the six months ended November 30, 2010.

Guarantees

In February 2008, the Company entered into an agreement with a City in Texas to manage a multipurpose events center in Texas.  The facility opened in November 2009.  The initial term of this agreement was fifteen years, with an option by the city to renew for an additional five years under certain conditions.  This agreement included a guarantee that the events center would operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement.  In addition, in April 2009, the Company entered into an agreement with the same city in Texas to fund a performance reserve related to having a hockey team play in the facility.  Under the agreement the Company delayed receipt of advertising sales commissions otherwise payable to the Company to fund a performance reserve account.  The required performance reserve level was $150 thousand at November 30, 2010.

In June 2010, the management of the facility was transferred to the City.  In connection with this change, the Company is negotiating a modification to the management agreement with the City under which the Company’s obligations under the contract are being clarified.  The Company recorded an approximately $372 thousand liability during fiscal 2010 and approximately $110 thousand during the six months ended November 30, 2010 as the Company’s best estimate of the Company’s ultimate obligations under the management agreement.  This is only an estimate of the Company’s obligation and is subject to change based on the final negotiated agreement.  All receivables from the City, totaling approximately $210 thousand at November 30, 2010, and the amounts in the performance reserve account, may not be collected in cash and may be offset against this liability in fiscal 2011.

In May 2008, the Company entered into an agreement to manage a multipurpose events center to be constructed in Missouri.  The initial term of this agreement ends fifteen years from facility opening, and the city may renew the agreement for an additional five years under the same terms.  The facility opened in November 2009.  The Company’s compensation under the agreement may only come from the facility operating account, which is to be funded by facility operations, as defined in the agreement.  The management agreement includes a guarantee that the Company will subsidize the operations of the facility to the extent that funds in the facility operating account and a temporary operating account are not adequate.  Under the terms of the agreement the city has paid $0.5 million to fund a temporary operating reserve account, which may be used to fund shortfalls in the facility operations account.  Excess funds in the facility operating account each operating year, after paying operating expenses, the Company’s base Encore fee and GEMS commission, are to be used in the following priority: 1) to reimburse the Company for any subsidy payments the Company have made, 2) to replenish the temporary operating reserve account, 3) to fund the capital reserve account and 4) to pay on a co-equal basis the Company’s incentive fee and deposits to three additional reserve accounts. As of October 2010, the Company was released from this guarantee.

The Company provides a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $640 thousand related to a guarantee under a workers compensation program.  This letter of credit is fully collateralized by third parties.  No amounts have been drawn on this letter of credit as of November 30, 2010.  The Company believes the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at November 30, 2010.

The Company was a guarantor on a lease for equipment used by PVEC, LLC.  The Company was being sued in connection with this guarantee and settled the case in December 2010.

In addition to the Company’s guarantees described above the Company also has commitments and guarantees as described in the PVEC, LLC Joint Venture Note.

Note 6 – Credit Risk

The Company’s business activities and accounts receivable are with customers in various industries located throughout the United States.  The Company performs ongoing credit evaluations of the Company’s customers and maintains allowances for potential credit losses.

The League operates primarily in mid-sized communities in the Central, Western and Southern regions of the United States, including Arizona, Colorado, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, South Dakota, and Texas. The Company’s facility management fees and project management fees were derived from events centers operating in, or being constructed in, Arizona, Kansas, Missouri and Texas.  The economic downturn which has affected these markets has negatively impacted the Company’s operating results and will most likely continue to do so until an economic recovery is complete.

The Company depends on contracts with cities or related governmental entities to design, develop, and manage new multipurpose facilities and adjacent real estate.  Typically the Company must expend 20-30 months of effort to obtain such contracts.  The Company depends on these contracts for the revenue they generate and the facilities resulting from these contracts are potential facilities in which the Company’s licensees may operate.  Failure to timely secure these contracts may negatively impact the Company’s results.  Many governments are struggling to maintain tax revenue and raise capital in the current economic environment and may have less interest in developing new multipurpose facilities or less ability to finance construction of new multipurpose facilities.  The Company’s revenues, project development fees and project management fees in particular, could be negatively impacted.

Purchasing a League license requires significant capital and commencing operation is a significant expense which limits the pool of potential licensees.  The Company depends on a critical mass of licensees to capture the economies of scale inherent in the League’s operations and to facilitate intra-league play.  There can be no assurance that the Company will be able to attract qualified candidates for licenses.  The Company anticipates that expansion of the League will be difficult because of the high capital costs of licenses, competitive pressures from sports leagues and entertainment providers both within and outside of the markets where the Company currently operate, and the lack of arenas for new licensees.

The minor league hockey industry in which the Company conducts business is subject to significant competition from other sports and entertainment alternatives as well as both the National Hockey League and its minor league hockey system, the American Hockey League, and other independent minor hockey leagues.  Even teams of the National Hockey League, which is the largest professional hockey league with the greatest attendance, have struggled to remain financially viable.  A significant portion of the Company’s revenues result from payments made by the Company’s licensees.  There can be no assurance that licensees will not default under their license agreements.

The League may be unable to attract new licensees and existing licensees may not be able to make the continuing payments required by their license agreements in the current economic environment.  There can be no assurance that any payments will be made by new or current licensees.

Note 7 – Related Party Investment Banking and Financial Consulting Transactions

The Company has entered into agreements with Miller Capital Markets, LLC (MCM) and Miller Capital Corporation (MCC).  Rudy Miller, a principal and major equity holder of MCM and MCC, beneficially held over 5% of the Company’s common stock as of the date of these agreements and the date of this filing.  During the three months ended November 30, 2010 and 2009, fees and expenses of approximately $27 thousand and $45 thousand, were incurred under these, and predecessor agreements. During the six months ended November 30, 2010 and 2009, fees and expenses of approximately $54 thousand and $90 thousand, were incurred under these, and predecessor agreements.

Investment Banking Service Agreement

In March 2010, the Company entered into an investment banking service agreement with MCM.  The agreement is effective February 2010, and has a term of one year.  Pursuant to this agreement, MCM will advise the Company with respect to potential mergers, acquisitions, and public and private financing transactions.

In consideration for these services, MCM will receive 10% of the gross proceeds of any private placement of equity and 4% of the gross proceeds of any private placement of debt.  With respect to public offerings, MCM will receive a percentage of the gross proceeds of such offerings as follows: (i) 2.75% for offerings of $10 million or less, (ii) 2.25% for offerings of $10 million to $20 million, (iii) 1.75% for offerings of $20 million to $30 million, and (iv) 1.25% of offerings of $30 million or more.  MCM will also have the right to receive warrants to purchase shares or units equivalent to 10% of the shares or units issued as part of any equity transaction wherein MCM provided services under this agreement, with the exercise price of such warrants being equal to 110% of the per share or unit value of the equity securities issued.  Warrants would expire in five years from the date of the equity offering, and would include piggyback registration rights for MCM on any future registration statements the Company files.  At any time within 12 months of a successful debt or equity financing event during the term of this agreement, MCM will have the right of first refusal to serve as the Company’s investment banker for any other financing transaction.

If the Company is acquired or involved in a merger with or acquisition of another business or entity, MCM will receive (i) 5% of the consideration from $1 up to $3 million, plus (ii) 4% of the consideration from $3 million to $6 million, plus (iii) 3% of the consideration from $6 million to $9 million, plus (iv) 2% of the consideration from $9 million to $12 million, plus (v) 1% of the consideration in excess of $12 million.

Financial Services Consulting Agreement

In March 2010, the Company entered into a consulting agreement with MCC.  The agreement is effective February 2010, with a term of one year.  MCC will provide financial consulting services related to the Company’s funding requirements, public and private debt and equity financing, potential merger and acquisition transactions, and investor relations.  As consideration for its services, MCC will receive twelve monthly payments of $9 thousand each; additionally, MCC received a restricted stock grant of 2,000 shares of the Company’s common stock February 2010, with 1,000 shares vesting February 2011, and the remaining 1,000 shares vesting February 2012.

Note 8 – Segment Information

Each of the Company’s subsidiaries is a separate legal entity with a separate management structure.  The Company’s corporate operations exist solely to support the Company’s subsidiary segments.  As such, certain corporate overhead costs are allocated to the operating segments.  There are no differences in accounting principles between the operations.

At November 30, 2010 and at May 31, 2010, goodwill relates to the Company’s International Coliseums segment.

The Food Service segment began operations in fiscal 2009.

Below is the gross revenue and income (loss) from operations for the Company’s business segments for the six months ended November 30, 2010 and 2009, respectively and the identifiable assets as of November 30, 2010 and 2009, respectively:

	Six Months Ended
	Gross Revenues	Income (Loss) from Operations Before Tax	Identifiable Assets
November 30, 2010
Global Entertainment corporate operations	$277	$(473)	$683	(a)
Global Food Service (b)	271	(124)	63
Central Hockey League/WPHL	1,007	248	740
Global Properties I	-	(211)	-
International Coliseums	388	90	629	(c)
Encore Facility Management	1,267	(164)	162
Global Entertainment Marketing Systems	122	(44)	136
Global Entertainment Ticketing	383	(380)	86
Global Entertainment Coporation consolidated	$3,715	$(1,058)	$2,499

November 30, 2009
Global Entertainment corporate cperations	$121	$(618)	$2,920	(a)
Global Food Service (b)	335	(11)	85
Central Hockey League/WPHL	948	224	713
Global Properties I	152	(101)	223
International Coliseums	979	610	2,171	(c)
Encore Facility Management	2,438	(21)	1,007
Global Entertainment Marketing Systems	218	22	252
Global Entertainment Ticketing	513	(311)	215
Global Entertainment Coporation consolidated	$5,704	$(206)	$7,586

(a)	Global Entertainment corporate operations’ assets include cash and cash equivalents of approximately $348 thousand and approximately $2.6 million at November 30, 2010 and 2009, respectively.
(b)	The Global Food Service segment managed food service operations in the Independence, Missouri facility through October 2010.
(c)
The International Coliseums segment assets at November 30, 2009, includes approximately $962 thousand in accounts receivable from a city to fund furniture, fixture and equipment purchases made by the Company as agents for the city.  The segment assets at November 30, 2010 include no comparable amounts.

Note 9 – Subsequent Events

On December 13, 2010, the Company entered into a line of credit and security agreement with BPR. See Note 3 – Notes Payable and Contractual Obligations above for a description of the agreement.

In December 2010, the Company settled the case of Alerus Financial Corporation as Assignor of First Bank &Trust Leasing Services, a division of Kinetic Leasing, Inc. v. Global of Prescott Valley, LLC and Global Entertainment Corporation.  See Note 5 – Commitments and Contingencies; Litigation and Note 4 – PVEC, LLC Joint Venture, for more information.

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

Description of the Company

The Company’s current operating subsidiaries are Western Professional Hockey League, Inc., Global Properties I, International Coliseums Company, Inc., Global Entertainment Marketing Systems, Inc., Global Entertainment Ticketing, Encore Facility Management and GEC Food Service, LLC.

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

GEC Food Service, LLC (formerly Global Food Service, LLC) (Food Service), formed in fiscal 2009, managed facility food service operations at an events center through October 2010.

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

Overview and Forward Looking Information

We are currently managing a construction project for a facility in Dodge City, Kansas. We earned advertising sales commissions, project management fees, and certain pre-opening related facility management fees from the facility in the three and six months ended November 30, 2010.

Our multi-year contracts with PVEC, LLC to provide facility management services, ticket services and advertising sales were active in the three and six months ended November 30, 2010, and remain active through the date of this filing.

We believe high unemployment levels and continued economic weakness have impacted our revenues and, in particular, contributed to 1) a decline in our ticket service fees and advertising sales commissions in the six months ended November 30, 2010, compared to the six months ended November 30, 2009, and 2) our inability to enter into arrangements to generate additional project development and management fees.

Three Months Ended November 30, 2010, Compared to Three Months Ended November 30, 2009

Revenues (in thousands):

	Three Months Ended
	November 30, 2010	% of Revenue	November 30, 2009	% of Revenue	Change	% Change
Project development fees	$-	-	$102	3.1	$(102)	(100.0)
Project management fees	177	9.4	533	16.0	(356)	(66.8)
Facility management fees	452	23.9	1,534	46.0	(1,082)	(70.5)
Ticket service fees	260	13.7	314	9.4	(54)	(17.2)
Food service revenue	151	8.0	252	7.6	(101)	(40.1)
Advertising sales commissions	54	2.9	120	3.6	(66)	(55.0)
License fees - league dues and other	531	28.1	474	14.2	57	12.0
License fees - initial and transfer	250	13.2	-	-	250
Other	16	0.8	5	0.1	11	220.0
Total Revenues	$1,891	100.0	$3,334	100.0	$(1,443)	(43.3)

Total revenues for the three months ended November 30, 2010 were approximately $1.9 million, compared to total revenues of approximately $3.3 million for the three months ended November 30, 2009, a decrease of approximately 43.3%.

Project development fees: Project development fees of approximately $102 thousand for the three months ended November 30, 2009, is related to a multipurpose events center development project in Dodge City, Kansas, signed in fiscal 2009.  For the three months ended November 30, 2010, there were no development projects.

Project management fees: Project management fees decreased approximately $356 thousand, or 66.8%, to approximately $177 thousand for the three months ended November 30, 2010 from approximately $533 thousand for the three months ended November 30, 2009. The decrease is related to the completion of our projects in Allen, Texas and Independence, Missouri.  Both of these projects were completed in November 2009.  Project management fees for the three months ended November 30, 2010 were related to the facility under construction in Dodge City, Kansas.

Facility management fees: Facility management fees decreased approximately $1.1 million, or 70.5%, to approximately $452 thousand for the three months ended November 30, 2010 from approximately $1.5 million for the three months ended November 30, 2009. Facility management fees include both recurring fees for management of facilities and fees for preopening services. The decrease is related to the reduced fees for preopening services on the Allen, Texas and Independence, Missouri projects completed in November 2009 off-set by facility management fees in those same buildings and preopening fees for the facility in Dodge City, Kansas. As of October 2010, we are no longer managing facilities which will result in reduced facility management fees.

Ticket service fees: Ticket service fees decreased approximately $54 thousand, or 17.2% to approximately $260 thousand for the three months ended November 30, 2010 from approximately $314 thousand for the three months ended November 30, 2009.  The decrease in ticket service fees reflects the period-over-period decline in the number of events held and attendance at events in our facilities, off-set with the addition of the Allen, Texas facility.

Food service revenue: Food service revenue decreased approximately $101 thousand, or 40.1%, to approximately $151 thousand for the three months ended November 30, 2010 from approximately $252 thousand for the three months ended November 30, 2009. The decrease is related to the termination of food service operations in October 2010.

Advertising sales commission: Advertising sales commission decreased approximately $66 thousand, or 55%, to approximately $54 thousand for the three months ended November 30, 2010 from approximately $120 thousand for the three months ended November 30, 2009. The decrease is related to the reduced number of facilities that we manage.

License fees – league dues and other: License fees – league dues and other increased approximately $57 thousand, or 12%, to $531 thousand for the three months ended November 30, 2010 from approximately $474 thousand for the three months ended November 30, 2009. The increase is related to increase in the number of teams in the League off-set by a reduction of approximately $100 thousand of sponsorship revenue in the three months ended November 30, 2010 compared to the three months ended November 30, 2009.

License fees – initial and transfer: The License fees – initial and transfer of $250 thousand relates to a license transfer that occurred in three months ended November 30, 2010. There were no initial or license transfer in the three months ended November 30, 2009.

Other revenue: Other revenue increased approximately $11 thousand, or 220%, to $16 thousand for the three months ended November 30, 2010 from $5 thousand for the three months ended November 30, 2009.

Operating Costs (in thousands):

	Three Months Ended
	November 30, 2010	% of Revenue	November 30, 2009	% of Revenue	Change	% Change
Cost of revenues	$908	48.0	$1,943	58.3	$(1,035)	(53.3)
General and administrative costs	1,198	63.4	1,363	40.9	(165)	(12.1)
Total Operating Costs	$2,106	111.4	$3,306	99.2	$(1,200)	(36.3)

Total operating costs decreased approximately $1.2 million to approximately $2.1 million for the three months ended November 30, 2010, from approximately $3.3 million for the three months ended November 30, 2009.  This reduction is due primarily to management’s payroll cost reductions and other operating cost saving initiatives.

Loss attributable to Global (in thousands):

	Three Months Ended
	November 30, 2010	% of Revenue	November 30, 2009	% of Revenue	Change	% Change
Net Income (loss) attributable to Global	$(473)	(25.03)	$26	0.8	$(499)	(1,919.2)

Net loss attributable to Global was $473 thousand for the three months ended November 30, 2010, compared to a net lincome attributable to Global of $26 thousand for the three months ended November 30, 2009.  The increased loss was primarily a result of the reduction of revenue from transaction related fees, lower project management fees, and lower food service, ticketing,  and sponsorship revenues, off-set by reduced operating expenses.

Six Months Ended November 30, 2010, Compared to Six Months Ended November 30, 2009

Revenues (in thousands):

	Six Months Ended
	November 30, 2010	% of Revenue	November 30, 2009	% of Revenue	Change	% Change
Project development fees	$-	-	$152	2.7	$(152)	(100.0)
Project management fees	388	10.4	979	17.2	(591)	(60.4)
Facility management fees	1,267	34.1	2,438	42.7	(1,171)	(48.0)
Ticket service fees	383	10.3	513	9.0	(130)	(25.3)
Food service revenue	271	7.3	324	5.7	(53)	(16.4)
Advertising sales commissions	122	3.3	191	3.3	(69)	(36.1)
License fees - league dues and other	757	20.4	848	14.9	(91)	(10.7)
License fees - initial and transfer	250	6.7	100	1.7	150	150.0
Other	277	7.5	159	2.8	118	74.2
Total Revenues	$3,715	100.0	$5,704	100.0	$(1,989)	(34.9)

Total revenues for the six months ended November 30, 2010 were approximately $3.7 million, compared to total revenues of approximately $5.7 million for the six months ended November 30, 2009, a decrease of approximately 34.9%.

Project development fees: Project development fees of approximately $152 thousand for the six months ended November 30, 2009, is related to a multipurpose events center development project in Dodge City, Kansas, signed in fiscal 2009.  For the six months ended November 30, 2010, there were no development projects.

Project management fees: Project management fees decreased approximately $591 thousand, or 60.4%, to approximately $388 thousand for the six months ended November 30, 2010 from approximately $979 thousand for the six months ended November 30, 2009. The decrease is related to the completion of our projects in Allen, Texas and Independence, Missouri.  Both of these projects were completed in November 2009.  Project management fees for the six months November 30, 2010 were related to the facility under construction in Dodge City, Kansas.

Facility management fees: Facility management fees decreased approximately $1.2 million, or 48%, to approximately $1.3 million for the six months ended November 30, 2010 from approximately $2.4 million for the six months ended November 30, 2009. Facility management fees include both recurring fees for management of facilities and fees for preopening services.   The decrease is related to the reduced fees for preopening services on the Allen, Texas and Independence, Missouri projects completed in November 2009 off-set by facility management fees in those same buildings and preopening fees for the facility in Dodge City, Kansas. As of October 2010, we are no longer managing facilities which will result in reduced facility management fees.

Ticket service fees: Ticket service fees decreased approximately $130 thousand, or 25.3% to approximately $383 thousand for the six months ended November 30, 2010 from approximately $513 thousand for the six months ended November 30, 2009.  The decrease in ticket service fees reflects the decline in the number of events held and attendance at events in our facilities, off-set with the addition of the Allen, Texas facility.

Food service revenue: Food service revenue decreased approximately $53 thousand, or 16.4%, to approximately $271 thousand for the six months ended November 30, 2010 from approximately $324 thousand for the six months ended November 30, 2009. The decrease is related to the termination of food service operations in October 2010.

Advertising sales commission: Advertising sales commission decreased approximately $69 thousand, or 36.1%, to approximately $122 thousand for the six months ended November 30, 2010 from approximately $191 thousand for the six months ended November 30, 2009. The decrease is related to the reduced number of facilities that we manage.

License fees – league dues and other: License fees – league dues and other decreased approximately $91 thousand, or 10.7%, to $757 thousand for the six months ended November 30, 2010 from approximately $848 thousand for the six months ended November 30, 2009. The decrease is related to a reduction of $100 thousand of sponsorship revenue in the six months ended November 30, 2010 compared to the six months ended November 30, 2009. There were no initial or license transfer in the three months ended November 30, 2009.

License fees – initial and transfer: License fees – initial and transfer increased $150 thousand, or 150%, to $250 thousand for the six months ended November 30, 2010 from $100 thousand for the six months ended November 30, 2009. This increase relates to a license transfer that occurred in six months ended November 30, 2010.

Other revenue: Other revenue increased approximately $118 thousand, or 74.2%, to approximately $277 thousand for the six months ended November 30, 2010 from approximately $159 thousand for the six months ended November 30, 2009. This increase includes the $100 thousand gain recorded in the six months ended November 30, 2010 from a judgment we received against a former employee of the Company.

Operating Costs (in thousands):

	Six Months Ended
	November 30, 2010	$ of Revenue	November 30, 2009	$ of Revenue	Change	$ Change
Cost of revenues	$2,034	54.8	$3,079	54.0	$(1,045)	(33.9)
General and administrative costs	2,434	65.5	2,827	49.6	(393)	(13.9)
Total Operating Costs	$4,468	120.3	$5,906	103.5	$(1,438)	(24.3)

Total operating costs decreased approximately $1.4 million to approximately $4.5 million for the six months ended November 30, 2010, from approximately $5.9 million for the six months ended November 30, 2009.  This reduction is due primarily to management’s payroll cost reductions and other operating cost saving initiatives.

Loss attributable to Global (in thousands):

	Six Months Ended
	November 30, 2010	$ of Revenue	November 30, 2009	$ of Revenue	Change	$ Change
Net Income (loss) attributable to Global	$(1,039)	(28.0)	$(223)	(3.9)	$(816)	365.9

Net loss attributable to Global was approximately $1 million for the six months ended November 30, 2010, compared to a net loss attributable to Global of $223 thousand for the six months ended November 30, 2009.  The increased loss was primarily a result of the reduction of revenue from transaction related fees, lower project management fees, and lower food service, ticketing,  and sponsorship revenues, off-set by reduced operating expenses and a settlement with a previous employee.

Liquidity and Capital Resources

As of November 30, 2010, we had $348 thousand in cash and cash equivalents, including cash collected for GetTix tickets of $252 thousand for events scheduled to occur in the future.

Under our performance guarantee related to the hockey team in Texas, $50 thousand of working capital, included in prepaid and other assets, is currently unavailable to us.  In addition, accounts receivable for advertising sales commissions from the Texas facility, $108 thousand at November 30, 2010, are not being paid to us under normal terms. Other receivables not being paid under normal terms include approximately $102 thousand related to Allen, Texas, approximately $50 thousand related to a license dormancy fee, and approximately $31 thousand related to a New Mexico note receivable.

Cash used in operating activities was approximately $159 thousand for the six months ended November 30, 2010 compared to cash provided of approximately $1 million for the six months ended November 30, 2009.

Cash used for investing activities was $124 thousand for the six months ended November 30, 2010, compared to cash provided of approximately $475 thousand for the six months ended November 30, 2009. We advanced PVEC, LLC approximately $114 thousand in the six months ended November 30, 2010.

Cash provided by financing activities, consisted of draws on the BPR note of $500 thousand and repayments of notes and contractual obligations of approximately $38 thousand and $24 thousand, respectively.

As of November 30, 2010, a $215 thousand receivable was classified as a long-term asset.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes this receivable to be fully collectible and as such, no allowance for doubtful accounts has been established against the receivable.

We had a $1.75 million line of credit that expired October 1, 2009.  We did not renew the facility.

In June 2010, we entered into an agreement with Boston Pizza Restaurants (USA), Inc. (BPR) which establishes a credit facility.  As amended in August 2010, we may borrow up to $500 thousand not to exceed the amount of our collectible accounts receivable.  Under the terms of the agreement, borrowings must occur on or prior to June 30, 2011, and must be repaid in full by August 31, 2011.  Interest on the outstanding principal balances is computed daily at the rate of prime plus 7% and is payable quarterly.  In addition, we must pay quarterly an amount equal to 0.5% of any unused commitment.  The agreement is secured by our accounts receivable. In December 2010, the outstanding balance of this credit facility was capitalized into the below line of credit and security agreement.

On December 13, 2010, we entered into a line of credit and security agreement with BPR.  Under the Agreement Global may borrow up to $2 million, subject to certain limitations on the amount and frequency of borrowings.  Borrowings can occur no more than once per month and must occur on or prior to April 30, 2011, and all outstanding amounts must be repaid in full by June 30, 2011. Global has the right under the Agreement to two successive six month extensions, provided that Global pays an extension fee of $20 thousand for each such extension. Interest on the outstanding principal balances is computed daily at the rate of 12.75%.  The  Agreement  is  secured  by  all of the  accounts receivable  of Global and its  subsidiaries  and by a pledge of all of  Global's interest in the wholly-owned  subsidiaries  Global  Entertainment  Ticketing,  a Nevada  corporation  and  Western  Professional  Hockey  League,  Inc.,  a Texas corporation.  The Agreement contains customary events of default, including failure to make payments when due or the dissolution, insolvency and bankruptcy of Global.

We have experienced a significant decline in operations, cash flows and liquidity.  The economic downturn, which has affected the markets in which we operate, has negatively impacted our operating results and our liquidity.  The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future).  As of January 14, 2010, we have borrowed approximately $1.6 million on the BPR facility.

We plan to monitor our liquidity, carefully work to reduce this uncertainty and address our cash needs.  We have implemented head count and salary reductions, as well as other operating changes.  While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise substantial doubt about the validity of the going concern assumption used in the preparation of these condensed consolidated financial statements, there can be no assurance that these actions will be successful.  Realization of management’s plans is dependent on our ability to finalize certain transactions which are inherently risky and difficult to predict as to timing.

We continue to evaluate the profitability of, and synergies among, our various subsidiaries and may determine to dispose of one or more of them, as we move forward with our business plan.  Based on our current forecast and historical results, we expect to have adequate cash flow from available sources to fund our operating needs through May 31, 2011.  We expect to use the credit facility with BPR to fund our operating shortfalls through May 31, 2011.  We cannot guarantee that, if additional financing is needed, we would be able to obtain financing on terms acceptable to us, if at all.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of November 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including its principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  We monitor our disclosure controls and procedures and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in a series of suits consolidated under 1) Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009 and 2) Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigations relate to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  The complaints allege the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  The plaintiffs are bond holders or their representatives and seek unspecified damages and/or reimbursement of bond investments, in excess of $26 million.  We have indemnified all our former and current directors and officers in connection with this matter.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has declined coverage of Global Entertainment Corporation in this matter, based on the assumption that we did not issue or sell the Bonds.  Defense costs are allocated 45% to defense of Global Entertainment Corporation and 55% to defense of the directors.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of a $75 thousand insurance deductible.  As of November 30, 2010, the deductible has not yet been met.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENTERTAINMENT CORPORATION
(Registrant)

January 14, 2011	By	/s/Richard Kozuback
Richard Kozuback
President & Chief Executive Officer

January 14, 2011	By	/s/ Charles B. Mathews
Charles B. Mathews
Vice President & Chief Financial Officer

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit

10.1
Line of Credit and Security Agreement dated December 13, 2010, between Boston Pizza Restaurants (USA), Inc. and Global Entertainment Corporation (incorporated herein by reference to Exhibit 10.14 of our Current Report on Form 8-K, as filed with the Commission on December 17, 2010.

31.1	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.*

31.2	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Charles B. Mathews, Chief Financial Officer.*

32	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and Charles B. Mathews, Chief Financial Officer.*

* Filed herewith.