Form 10-K/A
period 2010-05-31
GLOBAL ENTERTAINMENT CORP
filed 2011-02-23
CIK 885780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year period Ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number:  001-32724

GLOBAL ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-0933274
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1600 N Desert Drive, Suite 301, Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

(480) 994-0772
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer at November 30, 2009, was $958,594.

At February 17, 2011, 6,656,062 shares of Global Entertainment Corporation common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

GLOBAL ENTERTAINMENT CORPORATION

EXPLANATORY NOTE

Global Entertainment Corporation (referred to in this annual report as “we,” “us” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended May 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2010 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company’s 2011 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of the Company’s common stock (“Common Stock”) has been updated. The Company is also updating its lists of exhibits in Item 15 of this report to include the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the foregoing amendments and updates, the Amendment does not modify or update the Original 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, executive officers, and other key employees of the Company and their ages and their positions as of February 17, are as follows:

Name	Age	Position

James Treliving	69	Director and Chairman of the Board
Richard Kozuback	56	Director, CEO and President
Terry S. Jacobs	68	Director
Stephen A McConnell	58	Director
George Melville	66	Director
Steven E. Lee	53	Executive Vice President and Chief Administrative Officer
Charles B. Mathews	47	Vice President and Chief Financial Officer

JAMES TRELIVING is Chairman of the Board of Directors of the Company, serving in that position since 2003.  He is also Chairman of the Board of Directors of WPHL Holdings, Inc. Mr. Treliving is a chairman and owner of Boston Pizza International, Inc., an $800 million (Canadian) full-service pizza and pasta restaurant franchise chain with over 300 locations in Canada.  Mr. Treliving is also chief executive officer and owner of Boston Pizza Restaurants, LP, doing business as Boston’s the Gourmet Pizza, a full-service pizza and pasta restaurant franchise chain with over 50 locations in the United States and Mexico.  Mr. Treliving has won the Pacific Canada Ernst & Young “Entrepreneur of the Year” award for Hospitality and Tourism and the British Columbia American Marketing Association’s “Marketer of the Year” award.  Boston Pizza was named one of Canada’s “50 Best Managed Companies” for 15 years and has won the Pinnacle “Company of the Year” award.  Mr. Treliving is also involved in the oil and gas, property construction and development industries.  Prior to purchasing Boston Pizza with George Melville in 1983, Mr. Treliving owned and operated multiple franchised Boston Pizza restaurants.  Among other attributes, skills, experiences and qualifications, our Board benefits from Mr. Treliving’s experience as a chief executive officer, business development accomplishments and experience with franchise businesses.

RICHARD KOZUBACK is a member of our Board of Directors and is the President and CEO of the Company, serving in that position since 2003.  He is also a member of the Board of Directors of WPHL Holdings, Inc.  Mr. Kozuback has over 30 years of experience in the hockey industry, having played Canadian Junior Hockey and having coached and managed various hockey teams in Canada and the United States.  From 1993 to 1994, Mr. Kozuback was Head Coach and General Manager of the Tri-City Americans, a Western Hockey League team, as well as Head Coach of the Phoenix Cobras, a Roller Hockey International team.  From 1991 to 1993, Mr. Kozuback was Associate Coach of the Phoenix Roadrunners, a member of the International Hockey League and farm team to the Los Angeles Kings, a National Hockey League team.  Mr. Kozuback was Head Hockey Coach at the University of Wisconsin River Falls from 1986-1989 where his team won an NCAA Championship in the 1987-1988 season.  From 1982 to 1986 Mr. Kozuback was owner,

General Manager and Coach of the Penticton Knights Junior A Hockey team; Canadian Champions in 1985-1986.  Mr. Kozuback attended the University of Alberta, Canada, where he received a degree in Education and taught at the high school level for eight years (British Columbia) and at the collegiate level (Wisconsin) for three years.  Among other attributes, skills, experiences and qualifications, our Board benefits from Mr. Kozuback’s history with the Company, his leadership experience in the sports entertainment industry and his relationships in our industry.

TERRY S. JACOBS has been a member of our Board of Directors since 2000, is Chairman, President and Chief Executive Officer of The JFP Group, LLC, a private real estate development, management and investment group since September 2005.  Mr. Jacobs served as Chairman of the Board and Chief Executive Officer of Regent Communications, a Nasdaq listed company, which is the owner and operator of 75 radio stations in 15 markets, from its founding in 1996 to 2005.  He currently serves as a member of the Board of Directors of American Financial Group, Inc., a NYSE Euronext listed company.  He was a member of the Board of Directors of Capital Title Group, Inc., a then Nasdaq listed company, until 2006, when the company was acquired.  Mr. Jacobs’ business experience includes the founding of Jacor Communications, Inc. in 1979, serving as Chairman and Chief Executive Officer as the company grew to be the ninth largest radio group in the United States, as well as the founding of Regent Communications, Inc.  Mr. Jacobs holds a Bachelor of Business Administration and Master of Actuarial Science from Georgia State University and is a Fellow of the Casualty Actuarial Society and Member of the American Academy of Actuaries.  Mr. Jacobs is a member of the Board of the National Football Foundation and College Hall of Fame.  Among other attributes, skills, experiences and qualifications, our Board benefits from Mr. Jacob’s management experience, knowledge from service on several public company boards and business skills.

STEPHEN A McCONNELL became a member of our Board of Directors in April 2006.  Mr. McConnell has served as the President of Solano Ventures, an investment fund devoted to small and mid-sized companies.  Mr. McConnell currently serves on the board of Mobile Mini, Inc., a Nasdaq listed company.  He was a director of Capital Title Group, Inc., a then Nasdaq listed company, until September 2006, when the company was acquired.  He also was a director of Miracor Diagnostics, Inc., from August 2002 until October 2006.  Mr. McConnell was Chairman and majority stockholder of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glue-lam beams used in the construction industry, from 1998 to 2004.  Mr. McConnell served as Chairman of the Board of Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors from September 1991 to June 1997.  From 1991 to 1995, Mr. McConnell served as President of Belt Perry Associates, Inc., a property tax appeal firm. Mr. McConnell served as President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991.   Mr. McConnell holds a Bachelor’s degree from Harvard College and an MBA from Harvard Business School.  Among other attributes, skills, experiences and qualifications, our Board benefits from Mr. McConnell’s knowledge of finance and accounting, current and prior service on public company boards, and experience as a public company chief executive officer.

GEORGE MELVILLE is a member of our Board of Directors and was previously a director of WPHL, Inc. from its inception in 1995 until May 2003.  He also serves as a Director and as Vice President of WPHL Holdings.  Mr. Melville currently serves as one of two chairmen and owners of Boston Pizza.  Together with Mr. Treliving, the other chairman of Boston Pizza, Mr. Melville has won the Pacific Canada Ernst & Young “Entrepreneur of the Year” award for Hospitality and Tourism and the British Columbia American Marketing Association’s “Marketer of the Year” award.  Boston Pizza was named one of Canada’s “50 Best Managed Companies” 15 years in a row and has won the Pinnacle “Company of the Year” award.  Mr. Melville is also involved in the oil and gas, property development, and construction industries.  Prior to purchasing Boston Pizza with Mr. Treliving in 1983, Mr. Melville owned and operated multiple franchised Boston Pizza restaurants and was an accountant with Peat, Marwick, Mitchell & Co.  Mr. Melville is an accredited Chartered Accountant.  Among other attributes, skills, experiences and qualifications, our Board benefits from Mr. Melville’s knowledge of finance and accounting, director experience, business development accomplishments, and experience with franchise businesses.

STEVEN E. LEE has served as our Executive Vice President, Chief Administrative Officer and Secretary since September 2010. Prior to joining the Company, Mr. Lee was a Senior Vice President and General Counsel at Scott Communities, a residential home builder with operations in Arizona and Texas, where his responsibilities included negotiating land acquisitions, vendor contracts and sales contracts, managing forward planning, entitlements and IT functions and overseeing the company’s human resources from 2003 to May 2009. Mr. Lee is a licensed attorney in the State of Arizona.

CHARLES B. MATHEWS has served as our Vice President and Chief Financial Officer since October 2010. Since 2000 until he joined us, Mr. Mathews was the Managing Partner of Mathews & Mann, LLC, an accounting and business consulting firm in Phoenix, Arizona. From December 2007 to March 2009, Mr. Mathews was Chief Financial Officer of Education 2020, a virtual education company focused on students in grades 6-12. From March 2004 to November 2007, Mr. Mathews was Executive Vice President and Chief Financial Officer of Quepasa Corporation, a publicly held leading Hispanic internet portal. Mr. Mathews, a CPA, earned his B.A. in Business Administration from Alaska Pacific University and an MBA from Arizona State University.

Under current standards of the NYSE Euronext, Messrs. Jacobs, McConnell, Melville and Treliving are independent directors.

CODE OF ETHICS

We have a code of business ethics (“Code”) that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer.  This code embodies our principles and practices relating to the ethical conduct of our business and our commitment to honesty, fair dealing and full compliance with all laws and regulations affecting our business.  Our website address is www.globalentertainment2000.com.  On our website we make available, free of charge, our code of ethics.

During the year ended May 31, 2010 the Company had an Audit Committee consisting of Messrs. Jacobs, McConnell and Melville.  Effective November 1, 2010 the Board of Directors elected to consolidate the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee into the full Board and their functions will be performed by the full Board.

The Board of Directors, formerly the Audit Committee, which has adopted a formal written charter, makes recommendations concerning the selection of outside auditors, reviews our financial statements and considers such other matters in relation to the internal controls and external audit of our financial affairs as may be necessary or appropriate in order to facilitate accurate and timely financial reporting.  On our website, www.globalentertainment2000.com, we make available our Audit Committee Charter.  The Audit Committee is comprised of outside directors who are not officers or employees of the Company or its subsidiaries.  In the opinion of the Board, and as “independent” is defined under the current standards of the NYSE Euronext, Messrs. Jacobs, McConnell, Melville and Treliving are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee.  The Board has determined that Mr. Jacobs is an “audit committee financial expert,” as that term is defined in the rules and regulations promulgated by the Securities and Exchange Commission. In addition, all members of the Audit Committee are financially literate, knowledgeable, and qualified to review our financial statements.  The Audit Committee held five meetings during the fiscal year ended May 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-employee directors as of the end of the last fiscal year.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Total ($)

James Treliving	16,652	700	17,352
Michael L. Bowlin (3)	14,199	700	14,899
Terry S. Jacobs	21,525	700	22,225
Stephen A McConnell	16,149	700	16,849
George Melville	16,149	700	16,849
Mark Schwartz (3)	16,654	700	17,354

(1)	Includes amounts paid in the fiscal year ended May 31, 2010, for fees.

(2)	All stock awards reflected are valued at the closing market price of our common stock on the October 15, 2009, grant date of $0.35 per share.

(3)	Messrs. Bowlin and Schwartz resigned from the Board, effective September 19, 2010.

New non-employee directors were initially awarded 2,000 restricted shares and will receive an additional 2,000 restricted shares following each year that they serve as a director to the Company. Effective November 1, 2010, new non-employee directors are initially awarded 5,000 restricted shares and will receive an additional 5,000 restricted shares following each year that they serve as a director to the Company.

Effective November 1, 2010, the Company revised the non-employee compensation as a result of the elimination of the committees.  Effective November 1, 2010, the revised non-employee director compensation included paying non-employee directors an annual retainer of $15,000, $1,000 per meeting, and $500 per telephonic meeting.

Effective December 1, 2009, the non-employee director compensation included paying non-employee directors an annual retainer of $9,000, $900 per meeting and $450 per telephonic meeting.  In addition, each non-employee director received $450 for each Committee meeting.  The Chairman of the Audit Committee received an additional annual retainer of $4,500 and other committee chairmen receive an annual retainer of $2,250.

For the period from June 1, 2009 until November 30, 2009, director compensation included paying non-employee directors an annual retainer of $10,000, $1,000 per meeting and $500 per phone-conference meeting.  In addition, each non-employee director received $500 for each Committee meeting.  The Chairman of the Audit Committee received an additional annual retainer of $5,000 and other committee chairmen received an annual retainer of $2,500.

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

EXECUTIVE COMPENSATION AND OTHER RELATED INFORMATION

The following table provides certain summary information concerning the compensation earned during the fiscal years ended May 31, 2010 and 2009, by our Chief Executive Officer and each officer whose salary and bonus was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries.  The individuals included in the following table will be referred to in this filing as the named executive officers.

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	All Other Compensation (1) ($)	Total ($)

Richard Kozuback (2)	2010	190,000	9,250	199,250
	2009	200,000	9,100	209,100

James Domaz (3)	2010	153,900	1,500	155,400
	2009	162,000	1,500	163,500

James Yeager (4)	2010	149,154	1,500	150,654
	2009	157,008	1,500	158,508

(1)
Under the joint operating agreement with CHL, Inc., as modified June 4, 2008, the executive committee members of the Central Hockey League receive a fee of $8,500 per year beginning June 1, 2008.  Mr. Kozuback is an executive committee member.  For the fiscal year ended May 31, 2010 and the fiscal year ended May 31, 2009, Mr. Kozuback agreed to allocate $1,500 of this fee to Mr. Yeager and $1,500 of this fee to Mr. Domaz, and $5,500 to himself.  The remainder of Mr. Kozuback’s other compensation in each year is car allowance.

(2)
Effective December 1, 2009, Mr. Kozuback agreed to temporarily reduce his salary from an annual base salary of $200,000 to an annual base salary of $180,000.  Effective July 1, 2010, Mr. Kozuback agreed to further temporarily reduce his salary to an annual base salary of $160,000.

(3)
Effective December 1, 2009, Mr. Domaz agreed to reduce his salary from an annual base salary of $162,000 to an annual base salary of $145,800.  Effective July 1, 2010, Mr. Domaz agreed to further reduce his salary to an annual base salary of $120,000.  The Company eliminated the position of General Counsel as part of an internal reorganization, effective September 17, 2010, and Mr. Domaz’s employment was terminated as of that date.

(4)
Effective December 1, 2009, Mr. Yeager agreed to reduce his salary from an annual base salary of $157,000 to an annual base salary of $141,300.  Effective July 1, 2010, Mr. Yeager agreed to further reduce his salary to an annual base salary of $120,000. Effective October 17, 2010, Mr. Yeager’s employment was terminated.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth outstanding equity awards with respect to our executive officers as of the end of the last fiscal year.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Kozuback	20,000	5.75	02/23/2015	—		—
	10,000	5.40	06/01/2015	—		—
	10,000	8.50	11/18/2015	—		—

James Domaz	—	—	—	2,500	(2)	500	(3)

James Yeager	—	—	—	3,750	(2)	750	(3)

(1)
All options held by our named executive officers at May 31, 2010, are fully vested and exercisable.  There were no options granted to our directors or executive officers during the fiscal year ended May 31, 2010.

(2)
Unvested stock awards will vest one-half in October 2010 and the remaining one-half in October 2011. As a result of the termination of Mr. Domaz and Mr. Yeager prior to the vesting date, these awards were forfeited.

(3)
Value of unvested awards is calculated by taking the closing market price of our common stock on May 31, 2010, of $0.20 per share, multiplied by the number of restricted stock shares unvested.  The amounts in these columns may not represent amounts actually realized by these officers.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

On April 18, 2010, the employment agreement with Mr. Kozuback, with a base annual salary of $200,000, automatically renewed for one year.  Effective December 1, 2009, Mr. Kozuback agreed to temporarily reduce his salary to an annual rate of $180,000.  Effective June 1, 2010, Mr. Kozuback agreed to further temporarily reduce his salary to an annual rate of $160,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

EQUITY COMPENSATION PLAN INFORMATION (as of May 31, 2010)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
(a) 2000 Long-Term Incentive Plan	291,000		$5.00		307,149
(b) 2007 Long-Term Incentive Plan (1)	—		—		259,100
Total	291,000	(2)	$5.00	(2)	566,249

(1)	2007 Long-Term Incentive plan awards take the form of grants of restricted stock, as described more fully below.

(2)	Restricted stock issued under the 2007 Long-Term Incentive plan has been excluded from calculation of totals for columns (a) and (b).

2000 LONG-TERM INCENTIVE PLAN

The Board of Directors and shareholders have adopted the Global Entertainment Corporation 2000 Long-Term Incentive Plan.  The principal purpose of the plan is to promote the success, and enhance the value, of the Company by linking the personal interests of its key employees to those of its stockholders and by providing its key employees with an incentive for outstanding performance.  The plan provides for a variety of compensation awards, including non-qualified stock options, incentive stock options that are within the meaning of Section 422 of the Internal Revenue Code, and restricted stock awards.  Under the provisions of the plan, incentive stock options may not be granted under the plan after January 2011.  Other types of awards may still be granted after January 2011.

A total of 750,000 shares of common stock are reserved for issuance under the plan.  As of May 31, 2010, we had outstanding options to purchase 291,000 shares of common stock under the 2000 Long-Term Incentive Plan, with a weighted average exercise price of $5.00 per share.  As of May 31, 2010, options to acquire 151,851 shares of common stock had been exercised, leaving 307,149 options available for issuance under the 2000 Long-Term Incentive Plan.

2007 LONG-TERM INCENTIVE PLAN

The Board of Directors and shareholders adopted the 2007 Long-Term Incentive Plan.  The 2007 Plan authorizes the Board of Directors to grant restricted stock awards to selected officers, employees, outside consultants and directors of the Company or its wholly owned subsidiaries for up to an aggregate of 320,000 shares of our common stock.  Awards to non-employee directors vest over two years, awards to officers and employees vest over four years, and terms of awards made to consultants or advisors shall be determined by the Compensation Committee of the Board of Directors.

As of May 31, 2010, we had issued 28,000 shares of restricted stock with two year vesting terms to various directors as compensation for service on the Board, 12,500 shares to officers with various vesting terms, 6,400 shares to employees with various vesting terms and 14,000 shares of restricted stock with one year vesting terms as part of our financial consulting agreements with Miller Capital Corporation.

The Board of Directors, or the Compensation Committee of the Board of Directors, designates the participants in the plan, determines the type and amount of awards granted, the terms and conditions of each award, sets the exercise price of the awards, and makes all other decisions relating to the issuance of awards under the plan.

The Board of Directors, or the Compensation Committee of the Board of Directors, is authorized to terminate, amend or modify the plan.  We have attempted to structure the plan in a manner such that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Section 162(m) of the Internal Revenue Code.

BENEFICIAL OWNERSHIP OF THE COMPANY’S SECURITIES

The following table sets forth, as of February 17, 2011, the number and percentage of outstanding shares of our common stock beneficially owned by i) each person known by us to beneficially own more than 5% of such stock, (ii) each of our directors, (iii) the Chief Executive Officer and each of the other named executive officers, and (iv) all directors and officers as a group.  Except as otherwise indicated, we believe that each of the beneficial owners of its common stock listed below, based on information furnished by such owners, has sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Shares
	Beneficially	Percent of
	Owned(2)	Total (3)

James Treliving (4)	354,457	5.26%
Richard Kozuback (5)	490,068	7.32%
Terry S. Jacobs (6)	95,171	1.43%
Stephen A McConnell (7)	32,443	0.49%
George Melville (8)	435,236	6.45%
Rudy R. Miller (9)	521,210	7.72%
WPHL Holdings, Inc. (10)	2,750,000	41.32%
Ron Thom (11)	370,726	5.57%
David J. Contis (12)	650,891	9.78%
All executive officers and directors as a group (5 persons) (13)	1,407,375	20.42%

(1)	Unless otherwise noted, the mailing address of each of the listed shareholders is c/o Global Entertainment Corporation, 1600 North Desert Drive, Suite 301, Tempe, AZ 85281.

(2)	A person is deemed to be the beneficial owner of securities that that beneficial owner has the right to acquire within 60 days from February 17, 2011.

(3)
In calculating percentage ownership, all shares of common stock that the named shareholder has the right to acquire within 60 days of February 17, 2011, are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of common stock owned by any other stockholder.  Shares and percentages beneficially owned are based upon 6,656,062 shares outstanding on February 17, 2011.

(4)
Includes 3,000 shares held directly, 87,500 shares purchasable upon exercise of options, 262,819 shares beneficially owned by Mr. Treliving through his beneficial ownership interest in WPHL Holdings, Inc., and 1,138 shares beneficially owned by Mr. Treliving through his beneficial ownership interest in S&T Holdings.

(5)
Includes 40,000 shares purchasable upon exercise of options by Mr. Kozuback, 52,860 shares held directly and 397,208 shares beneficially owned by Mr. Kozuback through his beneficial ownership interest in WPHL Holdings, Inc.

(6)	Includes 75,171 shares held directly and 20,000 shares purchasable upon exercise of options.

(7)	Includes 32,443 shares held directly.

(8)
Includes 5,000 shares held directly, 87,500 shares purchasable upon exercise of options, 341,598 shares beneficially owned by Mr. Melville through his beneficial ownership interest in WPHL Holdings, Inc., and 1,138 shares beneficially owned by Mr. Melville through his beneficial ownership interest in S&T Holdings LTD.

(9)
Includes 428,210 shares owned by Miller Capital Corporation (MCC), for which Mr. Miller serves as Chairman, President, and Chief Executive Officer, 500 shares held directly by Mr. Miller, 32,500 shares purchasable upon exercise of options by Mr. Miller and 60,000 shares purchasable upon exercise of warrants by MCC.  Mr. Miller beneficially owns all of the shares of our common stock held and warrants to purchase shares of our common stock held by MCC.

(10)
Shares of our common stock held by WPHL Holdings, Inc. are beneficially owned by the following persons who are the beneficial owners of more than 5% of our common stock (in the amounts indicated): Ron Thom (370,726), George Melville (341,598), James Treliving (262,819) and Richard Kozuback (397,208).

(11)	Includes 370,726 shares held by Mr. Thom through his beneficial ownership interest in WPHL Holdings, Inc.

(12)
Based on information in a Schedule 13D filed by David J. Contis with the SEC January 6, 2011. Mr. Contis reported that he has sole power to vote and dispose of all 650,891 shares. The address for Mr. Contis is Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606.

(13)	Includes Messrs. Treliving, Kozuback, McConnell, Melville, and Jacobs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have entered into agreements with Miller Capital Markets, LLC (MCM) and Miller Capital Corporation (MCC).  Rudy Miller, a principal and major equity holder of MCM and MCC, beneficially held over 5% of our common stock as of the date of these agreements and the date of this Proxy Statement.  During the year ended May 31, 2010, fees and expenses of approximately $159 thousand were incurred under these, and predecessor agreements.

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

Financial Services Consulting Agreement

In March 2010, we entered into a consulting agreement with MCC.  The agreement is effective February 2010, with a term of one year. MCC will provide financial consulting services related to our funding requirements, public and private debt and equity financing, potential merger and acquisition transactions, and investor relations.  As consideration for its services, MCC will receive twelve monthly payments of $9 thousand each; additionally, MCC received a restricted stock grant of 2,000 shares of our common stock February in 2010 that vest in February 2011.

Loan and Security Agreement

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

Ticket Processing Agreement

In August 2010, we entered into a ticket processing agreement with brand.LIVE Management Group, Inc. (brand.LIVE). Our directors James Treliving and George Melville are the beneficial owners of a majority interest in brand.LIVE.  The agreement terminates June 12, 2012 absent early termination in accordance with the terms of the agreement.  Either party may extend the term an additional two years by giving the other party written notice prior to June 12, 2012.  Under the terms of the agreement, we receive fees for each ticket processed for brand.LIVE.  We expect to receive fees of approximately $100,000 in fiscal year 2011 under this agreement.

We determine whether our directors are “independent” using the current standards set by the NYSE Euronext.  All of the nominated directors, except for Mr. Kozuback, who is our Chief Executive Officer, are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual financial statements and review of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended May 31, 2010 and 2009, were approximately $107,000 and $152,000, respectively.

AUDIT RELATED FEES

In each of the last two fiscal years, there were no fees billed for assurance and related services rendered by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “AUDIT FEES” paragraph above.

TAX FEES

Semple, Marchal & Cooper, LLP prepared the company’s tax returns for state and federal purposes.  Tax return preparation fees billed in the fiscal years ended May 31, 2010 and 2009, were approximately $17,000 and $15,000, respectively.

ALL OTHER FEES

Other than the services described above under “Audit Fees”, during the fiscal year ended 2009, Semple, Marchal & Cooper, LLP also provided services related to a Securities and Exchange Commission compliance matter and billed related fees of approximately $16,000.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

All of the 2010 and 2009 audit services provided by Semple, Marchal & Cooper, LLP were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit Committee pre-approves both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the registered public accounting firm.  These services and fees must be deemed compatible with the maintenance of the registered public accounting firm’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) and (2) Financial Statements and Schedules.

The information required by this item is included in Part II Item 8 of the original 10-K.

(b)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT CORPORATION

/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer

Date: February 23, 2011

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

21	Subsidiaries (incorporated herein by reference to Exhibit 21 of our Annual Report on Form 10-K, as filed with the Commission on September 14, 2010)

31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.

31.2*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by James Yeager, Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and James Yeager, Chief Financial Officer.