Form 10-Q
period 2011-02-28
GLOBAL ENTERTAINMENT CORP
filed 2011-04-14
CIK 885780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

At April 13, 2011, 6,656,062 shares of Global Entertainment Corporation common stock were outstanding.

GLOBAL ENTERTAINMENT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of February 28, 2011 (Unaudited) and May 31, 2010
(in thousands, except share and per share amounts)

	February 28,	May 31,
	2011	2010
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$523	$193
Accounts receivable, net of $0 and $194 allowance at February 28, 2011 and May 31, 2010	1,117	1,042
Prepaid expenses and other assets	86	257
Total current assets	1,726	1,492

Property and equipment, net	88	107
Accounts receivable	215	215
Goodwill	519	519
Other assets	100	119
Total assets	$2,648	$2,452

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$316	$739
Accrued liabilities	980	871
Deferred revenues	192	86
Contractual obligation - current portion	35	41
Notes payable - current portion	1,778	79
Total current liabilities	3,301	1,816

Deferred income tax liability, net	5	5
Contractual obligation - long-term portion	9	35
Total liabilities	3,315	1,856

COMMITMENTS AND CONTINGENCIES (see Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

Global Entertainment Corporation stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 6,656,062 and 6,646,062 shares issued
and outstanding as of February 28, 2011 and as of May 31, 2010	7	7
Additional paid-in capital	10,992	10,987
Accumulated deficit	(11,648)	(10,410)
Total Global Entertainment Equity (Deficit)	(649)	584
Noncontrolling interests	(18)	12
Total Stockholders' Equity (Deficit)	(667)	596
Total Liabilities and Stockholders' Equity (Deficit)	$2,648	$2,452

See accompanying unaudited notes to the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended February 28, 2011 and 2010
(Unaudited) (in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
REVENUES
Project development fees	$-	$-	$-	$152
Project management fees	141	203	529	1,182
Facility management fees	315	1,116	1,582	3,554
Ticket service fees	54	268	437	781
Food service revenue	-	909	271	1,233
Advertising sales commissions	313	74	435	265
License fees - league dues and other	640	626	1,397	1,474
License fees - initial and transfer	-	-	250	100
Other revenue	98	29	375	188
Total revenues	1,561	3,225	5,276	8,929
OPERATING COSTS AND EXPENSES
Cost of revenues	858	1,962	2,892	5,041
General and administrative costs	1,003	1,671	3,437	4,498
Total operating costs and expenses	1,861	3,633	6,329	9,539
Operating Loss	(300)	(408)	(1,053)	(610)
OTHER INCOME (EXPENSE)
Interest income	-	4	-	5
Interest expense	(44)	(2)	(70)	(7)
Gain on settlement of debt	179	-	179	-
Loss on investment in PVEC, LLC	(33)	(85)	(312)	(85)
Total other expense	102	(83)	(203)	(87)
Loss from Operations, before tax	(198)	(491)	(1,256)	(697)
Income Tax Benefit	-	-	-	-
Net Loss	(198)	(491)	(1,256)	(697)
Net Income (Loss), attributable to noncontrolling interest	1	8	(18)	25
Net Loss, attributable to Global	$(199)	$(499)	$(1,238)	$(722)

Loss Per Share - basic and diluted:
Net loss, attributable to Global common shareholders	$(0.03)	$(0.08)	$(0.19)	$(0.11)

Weighted Average Number of Shares Outstanding - basic and diluted	6,649,618	6,646,062	6,647,234	6,639,394

See accompanying unaudited notes to the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the Nine Months Ended February 28, 2011
(Unaudited) (in thousands, except share amounts)

	Global Entertainment Corporation					Non-
	Common Stock		Paid-in	Retained		Controlling	Total
	Shares	Amount	Capital	Deficit	Total	Interest	Equity
Balance at May 31, 2010	6,646,062	7	10,987	(10,410)	584	12	596

Stock-based compensation - restricted stock	-	-	5	-	5	-	5

Issuance of restricted stock	10,000	-	-	-	-	-	-

Distribution to non-controlling interest	-	-	-	-	-	(12)	(12)

Net loss, attributable to noncontrolling interest	-	-	-	-	-	(18)	(18)

Net loss attributable to Global	-	-	-	(1,238)	(1,238)	-	(1,238)

Balance at February 28, 2011	6,656,062	$7	$10,992	$(11,648)	$(649)	$(18)	$(667)

See accompanying unaudited notes to the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended February 28, 2011 and 2010
 (Unaudited) (in thousands)

	For the Nine Months Ended
	February 28,
	2011	2010
Cash flows from operating activities:
Net loss, attributable to Global	$(1,238)	$(722)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	28	63
Provision for doubtful accounts	194	23
Interest capitalized into note principal	53	-
Gain on settlement of debts	(179)	-
Noncontrolling interest	(30)	25
Stock-based compensation - restricted stock	5	23
Loss on investment in PVEC, LLC	312	85
Gain on sale of property and equipment	-	(10)
Changes in assets and liabilities:
Accounts receivable	(269)	(482)
Prepaid expenses and other assets	190	(56)
Accounts payable	(264)	(41)
Accrued liabilities	109	8
Deferred revenues	106	252
Net cash used in operating activities	(983)	(832)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	586
Investment in PVEC, LLC	(312)	(85)
Purchase of property and equipment	(9)	(112)
Net cash provided by (used in) investing activities	(321)	389

Cash flows from financing activities:
Notes payable proceeds	1,725	-
Notes payable payments	(59)	(83)
Payment of contractual obligation	(32)	-
Net cash provided by (used in) financing activities	1,634	(83)

Net increase (decrease) in cash and cash equivalents	330	(526)

Cash and cash equivalents, beginning of period	193	1,111

Cash and cash equivalents, end of period	$523	$585

Supplemental Disclosures:
Interest paid	$17	$7
Income taxes paid (received)	$-	$-

See accompanying unaudited notes to the condensed consolidated financial statements.

GLOBAL ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Global Entertainment Marketing Systems, Inc. (GEMS) promotes, markets, and sells various services related to multipurpose entertainment facilities, including all contractually obligated income (COI) sources such as facility naming rights, luxury suite sales, premium seat license sales, and facility sponsorship agreements.

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended February 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on September 14, 2010.

Basis of Presentation and Going Concern

The condensed consolidated financial statements include the accounts of Global Entertainment Corporation and its wholly owned subsidiaries, WPHL, GPI, ICC, GEMS, Encore, GetTix, and GEC Food Service, as well as the limited liability companies formed for facility management.  Intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. The Company reported a net loss of approximately $1.2 million for the nine months ended February 28, 2011, and operating activities used cash of approximately $983 thousand during the nine months ended February 28, 2011 and as of February 28, 2011, the Company had a total stockholders’ deficit of approximately $667 thousand and accumulated losses from inception of approximately $11.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If the Company were unable to continue as a going concern, substantial adjustments would be necessary to the carrying value of assets, the reported amounts of liabilities, reported revenues and expenses and balance sheet classifications.

Certain reclassifications are reflected in prior periods for the purpose of consistent presentation.

In June 2010, the Company entered into an agreement with Boston Pizza Restaurants (USA), Inc. (“BPR”) which established a credit facility.  As amended in August 2010, the Company borrowed $500 thousand, secured by the Company’s collectible accounts receivable. In December 2010, the outstanding balance, including accrued interest, of this credit facility was capitalized into a new line of credit and security agreement. In December 2010, the Company entered into a line of credit and security agreement with BPR.  Under the Agreement Global may borrow up to $2 million, subject to certain limitations on the amount and frequency of borrowings.  Borrowings can occur no more than once per month and must occur on or prior to April 30, 2011, and all outstanding amounts must be repaid in full by June 30, 2011. The Company has the right under the agreement to two successive six month extensions, provided that the Company pays an extension fee of $20 thousand for each such extension. Interest on the outstanding principal balances is computed daily at the rate of 12.75%. The agreement is secured by all of the accounts receivable of the Company and its subsidiaries and by a pledge of all of the Company's interest in the wholly-owned subsidiaries Global Entertainment Ticketing, a Nevada corporation and Western Professional Hockey League, Inc., a Texas corporation. The Agreement contains customary events of default, including failure to make payments when due or the dissolution, insolvency and bankruptcy of the Company. As of April 12, 2011, the Company has borrowed approximately $1.7 million, plus accrued interest, on this facility.

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

At February 28, 2011, the Company had cash and cash equivalents of approximately $523 thousand and a working capital deficit of approximately $1.6 million, compared to cash and cash equivalents of approximately $193 thousand and a working capital deficit of $324 thousand at May 31, 2010.  At February 28, 2011, the Company had total stockholders’ deficit of approximately $667 thousand as compared with total stockholders’ equity of approximately $596 thousand at May 31, 2010. The Company cannot guarantee that, if additional financing is needed, the Company would be able to obtain financing on terms acceptable to the Company, if at all.

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

Accounting Developments

With the exceptions of those discussed below, there  have been no recent accounting  pronouncements or changes in accounting pronouncements during the quarter ended February 28, 2011, that are of significance, or potential significance to the Company.

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

Below are the reconciliations of the numerators and denominators in the EPS computations for net income (loss), attributable to Global common shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
NUMERATOR - basic and diluted:
Net loss, attributable to Global common shareholders	$(199)	$(499)	$(1,238)	$(722)

DENOMINATOR:
Basic EPS - weighted average shares outstanding	6,649,618	6,646,062	6,647,234	6,639,394
Effect of dilutive securities	-	-	-	-
Diluted EPS - weighted average shares outstanding	6,649,618	6,646,062	6,647,234	6,639,394

Number of shares of common stock which could have been purchased with average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options (average price of $4.25 and $4.52 for the three and nine months ended February 28, 2011, respectively)	341,129	293,500	320,345	293,925
Warrants (average price of $7.10 for the three and nine months ended February 28, 2011)	215,800	215,800	215,800	215,800
Restricted stock	14,856	25,283	18,837	25,750

The impact of certain options, warrants and restricted stock outstanding at February 28, 2011 and 2010 were not included in the calculation of diluted EPS for the three and nine months ended February 28, 2011 and 2010, because to do so would be antidilutive.  Those securities which were antidilutive in the three and nine months ended February 28, 2011 and 2010 could potentially dilute EPS in the future.

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

The Company entered into a note payable in fiscal 2008 in connection with a settlement of a legal matter. The note called for 36 monthly payments of $10 thousand each, through December 2010. The Company recorded the present value of the payments, discounted at 7.0%, as notes payable and general and administrative costs. The note had an initial present value of $0.3 million.  This note was paid in full as of December 2010 along with a gain on settlement of debt in the amount of $20 thousand.

The Company entered into a contractual obligation in fiscal 2010 with a certain vendor.  The agreement called for a payment of $12 thousand in June 2010 and 23 monthly payments of $3 thousand through May 2012.  The Company recorded the present value of the payments, discounted at 10.3%, as contractual obligations payable.  The liability under the agreement had an initial present value of $76 thousand.  Principal maturities are $33 thousand in the next twelve months and $10 thousand thereafter.

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

In addition to a $1 thousand initial capital contribution, the Company contributed $250 thousand as an initial preferred capital contribution and PVSE, LLC contributed land with an approximate value of $1.5 million as an initial preferred capital contribution.  Payment of the $250 thousand was made to PVEC, LLC in December 2008.  The Company recorded losses on the Company’s investment in fiscal 2008, in the amount of $251 thousand, to bring the Company’s investment to zero.  The Company’s investment was zero at May 31, 2010.  In fiscal 2010 the Company advanced $157 thousand of cash to PVEC, LLC.  These advances have been expensed as equity method losses in fiscal 2010. The Company has advanced $312 thousand to PVEC, LLC in fiscal 2011 through April 12, 2011, and may make additional advances.

The PVEC, LLC lease payments on the facility are equal to debt service payments on the Bonds.  In the event of any shortfalls in debt service payments, amounts will be paid by the Town from transaction privilege tax (TPT) collected from the surrounding project area.

Operating revenues of the center, as defined by the agreement, are first used to pay operating expenses, as defined by the agreement, second to pay the Company’s base management fee (4% of the center’s operating revenue), third to pay debt service, then to fund other items.  As a result, the Company may be required to defer receipt of the Company’s management fees should operating revenues, as defined by the agreement, be insufficient to pay operating expenses, as defined by the agreement. Through February 28, 2011, no management fees had been deferred.

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

PVEC, LLC’s unaudited summary income information for the three and nine months ended February 28, 2011 and 2010, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Operating revenue	$750	$903	$1,440	$1,812
Operating profit (loss)	41	(26)	381	(547)
Net income (loss)	32	(46)	(406)	(594)

PVEC, LLC’s unaudited summary balance sheet information as of February 28, 2011 and May 31, 2010, was as follows (in thousands):

	February 28,	May 31,
	2011	2010
Property and equipment, net	$26,576	$27,710
Receivable from Town - current and long-term funding obligation	11,520	10,066
Total assets	42,563	40,738
Debt payable	35,000	35,000
Retained deficit	2,213	1,804
Members' equity (deficit)	249	(65)

Effective September 1, 2009, the Company ceased recognizing PVEC, LLC advertising sales commissions and facility management fees, exclusive of payroll costs and reimbursed expenses, as collections are deemed no longer reasonably assured.  The Company’s condensed consolidated financial statements reflect the following related to transactions between the Company and PVEC, LLC (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Facility management fees, exclusive of payroll costs and reimbursed expenses (Encore)	$-	$-	$-	$-
Facility management fees, payroll costs (Encore)	259	203	558	512
Facility management fees, reimbursed expenses (Encore)	7	9	31	30
Advertising sales commission (GEMS)	-	-	-	40
Ticket service fees (GetTix)	11	19	57	57
Cost of revenues, facility payroll (Encore)	259	203	558	512
Cost of revenues, reimbursed expenses (Encore)	7	9	31	30
Loss on investment in PVEC, LLC	33	-	312	-

	February 28,	May 31,
	2011	2010
Accounts payable	$12	$3

During fiscal 2010 the Company wrote-off $432 thousand in accounts receivable from PVEC, LLC.  PVEC, LLC financial information as of May 31, 2010, reflect the $432 thousand as payables to the Company.  During fiscal 2010 and the nine months ended February 28, 2011 the Company advanced $157 thousand and $312 thousand, respectively to PVEC, LLC which the Company has recorded as loss on investment in PVEC, LLC.  PVEC, LLC financial information as of May 31, 2010 and February 28, 2011, reflect the $157 thousand and $312 thousand, respectively, as a payable to the Company.

In December 2010, the Company settled a litigation that was related to the Company’s guarantee of a lease for equipment used by PVEC, LLC for $165 thousand and retained the equipment.

Note 5 – Commitments and Contingencies

Operating Leases

The Company leases 10,392 square feet of office space for the Tempe, Arizona headquarters pursuant to a lease with a sixty-six month initial term beginning January 2008.  The lease is renewable for an additional sixty-month period.  Leasehold improvements at the location are depreciated over the initial lease term.  Non-level rents are recognized on a straight-line basis over the initial lease term.  Liabilities related to non-level rents of $64 thousand and $80 thousand were included in accrued liabilities at February 28, 2011 and May 31, 2010.

In addition, the Company is committed, under an equipment lease, to pay approximately $1 thousand monthly through June 2013.

Litigation

As with all entertainment facilities there exists a certain degree of risk that the general public may be accidentally injured.  As of  February 28, 2011, there were various claims outstanding in this regard that management does not believe will have a material effect on the Company’s financial condition or results of operations.  To mitigate this risk, the Company maintains insurance coverage, which the Company believes effectively covers any reasonably foreseeable potential liability.  There is no assurance that the Company’s insurance coverage will adequately cover all liabilities to which the Company may be exposed.

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

The Company, PVEC, LLC and two of the Company’s directors (James Treliving and Richard Kozuback) are four of the sixteen defendants in a series of suits consolidated under 1) Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009 and 2) Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigations relate to the offering for the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  The complaints allege the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  The plaintiffs are bond holders or their representatives and seek unspecified damages and/or reimbursement of bond investments, in excess of $26 million.  The Company has indemnified all former and current directors and officers in connection with this matter.  The Company believes the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  The Company’s insurance carrier has been notified.  The Company’s insurance carrier has declined coverage of Global Entertainment Corporation in this matter, based on the assumption that the Company did not issue or sell the Bonds.  Defense costs are allocated 45% to defense of Global Entertainment Corporation and 55% to defense of the directors.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of a $75 thousand insurance deductible.  As of February 28, 2011, the deductible has not yet been met.

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

All litigation settlement expenses are included in general and administrative costs.  The following summarizes litigation settlement activity for the three and nine months ended February 28, 2011 and 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Litigation settlement liabilities, beginning of period	$205	$150	$79	$330
Litigation settlement expense - initial reserves	-	-	165	-
Cash payments	(185)	(53)	(224)	(233)
Non-cash settlement	(20)	-	(20)	-
Litigation settlement liabilities, end of period	$-	$97	$-	$97

	February 28,	May 31,
	2011	2010
Balance sheet classification, at the end of period:
Notes payable	$-	$79
Accrued liabilities	$-	$-

Legal services costs are expensed as incurred.  At February 28, 2011 and May 31, 2010, accounts payable included $7 thousand and $134 thousand in legal services costs.  At February 28, 2011 and May 31, 2010, accrued liabilities included $50 thousand and $17 thousand in legal services costs.

Contingencies

The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, typically with business partners and customers.  Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of February 28, 2011.

As of February 28, 2011, the Company entered into various employment contracts with key employees.  Under certain circumstances the Company may be liable to pay amounts based on the related contract terms.

The Company was a plaintiff in a lawsuit against a former employee and an associate of the Company seeking damages for breach of fiduciary duty and other matters.  In July 2010, the Company received a judgment in settlement of the suit for $100 thousand.  In September 2010, the Company received an initial payment on the judgment of $30 thousand, and expects monthly payments of $5 thousand until the judgment is fully extinguished.  In December 2010, the Company received an initial payment on a second judgment of $10 thousand, and expects monthly payments of approximately $23 thousand for four months. The Company recorded the $200 thousand gain on this suit in the nine months ended February 28, 2011.

Guarantees

In February 2008, the Company entered into an agreement with a City in Texas to manage a multipurpose events center in Texas.  The facility opened in November 2009.  The initial term of this agreement was fifteen years, with an option by the city to renew for an additional five years under certain conditions.  This agreement included a guarantee that the events center would operate at a break-even point and without cost to the city, not including any capital reserves and any other off-sets described in the agreement.  In addition, in April 2009, the Company entered into an agreement with the same city in Texas to fund a performance reserve related to having a hockey team play in the facility.  Under the agreement the Company delayed receipt of advertising sales commissions otherwise payable to the Company to fund a performance reserve account.  The required performance reserve level was $150 thousand at February 28, 2011.

In June 2010, the management of the facility was transferred to the City.  In connection with this change, the Company is negotiating a modification to the management agreement with the City under which the Company’s obligations under the contract are being clarified.  The Company recorded an approximately $372 thousand liability during fiscal 2010 and approximately $100 thousand during the nine months ended February 28, 2011 as the Company’s best estimate of the Company’s ultimate obligations under the management agreement.  This is only an estimate of the Company’s obligation and is subject to change based on the final negotiated agreement.  All receivables from the City, totaling approximately $210 thousand at February 28, 2011, and the amounts in the performance reserve account, may not be collected in cash and may be offset against this liability in fiscal 2011.

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

The Company provides a secondary guarantee on a standby letter of credit in favor of Ace American Insurance Company for $640 thousand related to a guarantee under a workers compensation program.  This letter of credit is fully collateralized by third parties.  No amounts have been drawn on this letter of credit as of February 28, 2011.  The Company believes the amount of payments under this guarantee will be negligible, and as such, have assigned no value to this guarantee at February 28, 2011.

In July 2010, the Company entered into an agreement with a ticketing software provider to support the Company’s ticketing platform. As a part of the agreement, the Company agreed to a performance guarantee based on a certain volume of ticket sales. As of February 28, 2011, the Company has accrued a liability associated with the guarantee in the amount of approximately $125 thousand.

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

Purchasing a League license requires significant capital and commencing operation is a significant expense which limits the pool of potential licensees.  The Company depends on a critical mass of licensees to capture the economies of scale inherent in the League’s operations and to facilitate intra-league play.  There can be no assurance that the Company will be able to attract qualified candidates for licenses.  The Company anticipates that expansion of the League will be difficult because of the high capital costs of licenses, competitive pressures from sports leagues and entertainment providers both within and outside of the markets where the Company currently operates and the lack of arenas for new licensees.

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

Note 7 – Related Party Investment Banking and Financial Consulting Transactions

The Company has entered into agreements with Miller Capital Markets, LLC (MCM) and Miller Capital Corporation (MCC).  Rudy Miller, a principal and major equity holder of MCM and MCC, beneficially held over 5% of the Company’s common stock as of the date of these agreements and the date of this filing.  During the three months ended February 28, 2011 and 2010, fees and expenses of approximately $27 thousand and $45 thousand, were incurred under these, and predecessor agreements. During the nine months ended February 28, 2011 and 2010, fees and expenses of approximately $81 thousand and $135 thousand, were incurred under these, and predecessor agreements.

Investment Banking Service Agreement

In February 2011, the Company entered into an investment banking service agreement with MCM.  The agreement is effective February 2011, and has a term of one year.  Pursuant to this agreement, MCM will advise the Company with respect to potential mergers, acquisitions, and public and private financing transactions.

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

Financial Services Consulting Agreement

In February 2011, the Company entered into a consulting agreement with MCC.  The agreement is effective February 2011, with a term of one year.  MCC will provide financial consulting services related to the Company’s funding requirements, public and private debt and equity financing, potential merger and acquisition transactions, and investor relations.  As consideration for its services, MCC will receive twelve monthly payments of $9 thousand each; additionally, MCC received a restricted stock grant of 5,000 shares of the Company’s common stock in February 2011 with 2,500 shares vesting in February 2012 and the remaining 2,500 shares vesting in February 2013.

Note 8 – Segment Information

Each of the Company’s subsidiaries is a separate legal entity with a separate management structure.  The Company’s corporate operations exist solely to support the Company’s subsidiary segments.  As such, certain corporate overhead costs are allocated to the operating segments.  There are no differences in accounting principles between the operations.

At February 28, 2011 and at May 31, 2010, goodwill relates to the Company’s International Coliseums segment.

The Food Service segment began operations in fiscal 2009.

Below is the gross revenue and income (loss) from operations for the Company’s business segments for the nine months ended February 28, 2011 and 2010, respectively and the identifiable assets as of February 28, 2011 and 2010, respectively:

	Nine Months Ended
	Gross Revenues	Income (Loss) from Operations Before Tax	Identifiable Assets
February 28, 2011
Global Entertainment corporate operations	$375	$(514)	$798	(a)
Global Food Service (b)	271	(100)	21
Central Hockey League/WPHL	1,647	277	923
Global Properties I	-	(290)	-
International Coliseums	529	120	583	(c)
Encore Facility Management	1,582	(219)	115
Global Entertainment Marketing Systems	435	204	115	(d)
Global Entertainment Ticketing	437	(734)	93
Global Entertainment Coporation consolidated	$5,276	$(1,256)	$2,648

February 28, 2010
Global Entertainment corporate cperations	$136	$(869)	$907	(a)
Global Food Service (b)	1,244	127	107
Central Hockey League/WPHL	1,574	294	951
Global Properties I	152	(321)	73
International Coliseums	1,182	641	1,115	(c)
Encore Facility Management	3,554	(49)	845
Global Entertainment Marketing Systems	306	(20)	262	(d)
Global Entertainment Ticketing	781	(500)	301
Global Entertainment Coporation consolidated	$8,929	$(697)	$4,561

(a)
Global Entertainment corporate operations’ assets include cash and cash equivalents of approximately $523 thousand and approximately $585 thousand at February 28, 2011 and 2010, respectively. For the nine months ended February 2011, the Company recognized approximately $200 thousand in revenue associated with a lawsuit against a former employee and an associate of the Company.

(b)	The Global Food Service segment managed food service operations in the Independence, Missouri facility through October 2010.
(c)
The International Coliseums segment assets at February 28, 2010, includes approximately $203 thousand in accounts receivable from a city to fund furniture, fixture and equipment purchases made by the Company as agents for the city.  The segment assets at February 28, 2011 include no comparable amounts.

(d)	Global Entertainment Marketing recognized a onetime payment related to the termination agreement associated with Dodge City. The segment revenue at February 28, 2010 include no comparable amounts.

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

Pursuant to a joint operating agreement between us and Central Hockey League Inc. (CHL, Inc.), along with a two year agreement with the International Hockey League (IHL), Western Professional Hockey League, Inc. (WPHL) operates and manages a minor professional hockey league known as the Central Hockey League (the League), which currently consists of eighteen teams located in mid-market communities throughout the Central, Western and Southern regions of the United States.

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

Overview and Forward Looking Information

In February 2011, we completed the management of a construction project for a facility in Dodge City, Kansas. We earned advertising sales commissions, project management fees, and certain pre-opening related facility management fees from the facility in the three and nine months ended February 28, 2011.

Our multi-year contracts with Prescott Valley Events Center, LLC (PVEC, LLC) to provide facility management services, ticket services and advertising sales were active in the three and nine months ended February 28, 2011, and remain active through the date of this filing.

We believe high unemployment levels and continued economic weakness have impacted our revenues and, in particular, contributed to 1) a decline in our ticket service fees and advertising sales commissions in the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010, and 2) our inability to enter into arrangements to generate additional project development and management fees.

Three Months Ended February 28, 2011, Compared to Three Months Ended February 28, 2010

Revenues (in thousands):

	Three Months Ended
	February 28, 2011	% of Revenue	February 28, 2010	% of Revenue	Change	% Change
Project development fees	$-	-	$-	-	$-	-
Project management fees	141	9.0	203	6.3	(62)	(30.5)
Facility management fees	315	20.2	1,116	34.6	(801)	(71.8)
Ticket service fees	54	3.5	268	8.3	(214)	(79.9)
Food service revenue	-	-	909	28.2	(909)	(100.0)
Advertising sales commissions	313	20.1	74	2.3	239	323.0
License fees - league dues and other	640	41.0	626	19.4	14	2.2
License fees - initial and transfer	-	-	-	-	-	-
Other	98	6.3	29	0.9	69	237.9
Total Revenues	$1,561	100.0	$3,225	100.0	$(1,664)	(51.6)

Total revenues for the three months ended February 28, 2011 were approximately $1.6 million, compared to total revenues of approximately $3.2 million for the three months ended February 28, 2010, a decrease of approximately 51.6%.

Project development fees: For the three months ended February 28, 2011 and February 28, 2010, there were no development projects.

Project management fees: Project management fees decreased approximately $62 thousand, or 30.5%, to approximately $141 thousand for the three months ended February 28, 2011 from approximately $203 thousand for the three months ended February 28, 2010. The decrease is related to the completion of our projects in Allen, Texas and Independence, Missouri.  Both of these projects were completed in November 2009.  Project management fees for the three months ended February 28, 2011 were related to the facility under construction in Dodge City, Kansas. The construction of the facility in Dodge City was completed February 2011. As of February 2011, we do not have any projects that we are managing.

Facility management fees: Facility management fees decreased approximately $801 thousand, or 71.8%, to approximately $315 thousand for the three months ended February 28, 2011 from approximately $1.1 million for the three months ended February 28, 2010. Facility management fees included both recurring fees for management of facilities and fees for preopening services. The decrease is related to the reduced fees for preopening services on the Allen, Texas and Independence, Missouri projects completed in November 2009 off-set by facility management fees in those same buildings and preopening fees for the facility in Dodge City, Kansas. As of October 2010, we are no longer managing facilities other than PVEC, which will result in reduced facility management fees.

Ticket service fees: Ticket service fees decreased approximately $214 thousand, or 79.9% to approximately $54 thousand for the three months ended February 28, 2011 from approximately $268 thousand for the three months ended February 28, 2010.  The decrease in ticket service fees reflects the period-over-period decline in the number of events held and attendance at events in our facilities.

Food service revenue: Food service revenue decreased approximately $909 thousand, or 100% for the three months ended February 28, 2011 from the three months ended February 28, 2010. The decrease is related to the termination of food service operations in October 2010.

Advertising sales commission: Advertising sales commission increased approximately $239 thousand, or 323%, to approximately $313 thousand for the three months ended February 28, 2011 from approximately $74 thousand for the three months ended February 28, 2010. The increase is primarily related to a onetime payment related to the termination agreement associated with Dodge City. As a result of this termination, we expect future advertising sales commission to decrease.

License fees – league dues and other: License fees – league dues and other increased approximately $14 thousand, or 2.2%, to $640 thousand for the three months ended February 28, 2011 from approximately $626 thousand for the three months ended February 28, 2010. The increase is related to increase in the number of teams in the League in the three months ended February 28, 2011 compared to the three months ended February 28, 2010.

License fees – initial and transfer: For the three months ended February 28, 2011 and February 28, 2010, there were no license fees – initial and transfer.

Other revenue: Other revenue increased approximately $69 thousand, or 237.9%, to $98 thousand for the three months ended February 28, 2011 from $29 thousand for the three months ended February 28, 2010. This increase is primarily related to the settlement of a lawsuit with an associate of the Company.

Operating Costs (in thousands):

	Three Months Ended
	February 28, 2011	% of Revenue	February 28, 2010	% of Revenue	Change	% Change
Cost of revenues	$858	55.0	$1,962	60.8	$(1,104)	(56.3)
General and administrative costs	1,003	64.3	1,671	51.8	(668)	(40.0)
Total Operating Costs	$1,861	119.2	$3,633	112.7	$(1,772)	(48.8)

Total operating costs decreased approximately $1.8 million to approximately $1.9 million for the three months ended February 28, 2011, from approximately $3.6 million for the three months ended February 28, 2010.  This reduction is due primarily to management’s payroll cost reductions and other operating cost saving initiatives.

Loss attributable to Global (in thousands):

	Three Months Ended
	February 28, 2011	% of Revenue	February 28, 2010	% of Revenue	Change	% Change
Net loss attributable to Global	$(199)	(12.75)	$(499)	(15.5)	$300	(60.1)

Net loss attributable to Global was approximately $199 thousand for the three months ended February 28, 2011, compared to a net loss attributable to Global of $499 thousand for the three months ended February 28, 2010.  The decreased loss was primarily a result of the onetime advertising commission payment related to the termination agreement associated with Dodge City, reduced operating expenses, and the negotiated settlement of debt, off-set by the reduction of revenue from transaction related fees, lower project management fees, and lower food service, ticketing, and sponsorship revenues.

Nine Months Ended February 28, 2011, Compared to Nine Months Ended February 28, 2010

Revenues (in thousands):

	Nine Months Ended
	February 28, 2011	% of Revenue	February 28, 2010	% of Revenue	Change	% Change
Project development fees	$-	-	$152	1.7	$(152)	(100.0)
Project management fees	529	10.0	1,182	13.2	(653)	(55.2)
Facility management fees	1,582	30.0	3,554	39.8	(1,972)	(55.5)
Ticket service fees	437	8.3	781	8.7	(344)	(44.0)
Food service revenue	271	5.1	1,233	13.8	(962)	(78.0)
Advertising sales commissions	435	8.2	265	3.0	170	64.2
License fees - league dues and other	1,397	26.5	1,474	16.5	(77)	(5.2)
License fees - initial and transfer	250	4.7	100	1.1	150	150.0
Other	375	7.1	188	2.1	187	99.5
Total Revenues	$5,276	100.0	$8,929	100.0	$(3,653)	(40.9)

Total revenues for the nine months ended February 28, 2011 were approximately $5.3 million, compared to total revenues of approximately $8.9 million for the nine months ended February 28, 2010, a decrease of approximately 40.9%.

Project development fees: Project development fees of approximately $152 thousand for the nine months ended February 28, 2010, is related to a multipurpose events center development project in Dodge City, Kansas, signed in fiscal 2009.  For the nine months ended February 28, 2011, there were no development projects.

Project management fees: Project management fees decreased approximately $653 thousand, or 55.2%, to approximately $529 thousand for the nine months ended February 28, 2011 from approximately $1.2 million for the nine months ended February 28, 2010. The decrease is related to the completion of our projects in Allen, Texas and Independence, Missouri.  Both of these projects were completed in November 2009.  Project management fees for the nine months ended February 28, 2011 were related to the facility under construction in Dodge City, Kansas. The construction of the facility in Dodge City was completed February 2011. As of February 2011, we do not have any projects that we are managing.

Facility management fees: Facility management fees decreased approximately $2.0 million, or 55.5%, to approximately $1.6 million for the nine months ended February 28, 2011 from approximately $3.6 million for the nine months ended February 28, 2010. Facility management fees included both recurring fees for management of facilities and fees for preopening services.   The decrease is related to the reduced fees for preopening services on the Allen, Texas and Independence, Missouri projects completed in November 2009 off-set by facility management fees in those same buildings and preopening fees for the facility in Dodge City, Kansas. As of October 2010, we are no longer managing facilities other than PVEC, which will result in reduced facility management fees.

Ticket service fees: Ticket service fees decreased approximately $344 thousand, or 44% to approximately $437 thousand for the nine months ended February 28, 2011 from approximately $781 thousand for the nine months ended February 28, 2010.  The decrease in ticket service fees reflects the decline in the number of events held and attendance at events in our facilities.

Food service revenue: Food service revenue decreased approximately $962 thousand, or 78%, to approximately $271 thousand for the nine months ended February 28, 2011 from approximately $1.2 million for the nine months ended February 28, 2010. The decrease is related to the termination of food service operations in October 2010.

Advertising sales commission: Advertising sales commission increased approximately $170 thousand, or 64.2%, to approximately $435 thousand for the nine months ended February 28, 2011 from approximately $265 thousand for the nine months ended February 28, 2010. The increase is primarily related to a onetime payment related to the termination agreement associated with Dodge City, off-set by the reduced number of facilities that we manage. As a result of this termination, we expect future advertising sales commission to decrease.

License fees – league dues and other: License fees – league dues and other decreased approximately $77 thousand, or 5.2%, to $1.4 million for the nine months ended February 28, 2011 from approximately $1.5 million for the nine months ended February 28, 2010. The decrease is primarily related to a reduction of sponsorship revenue in the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010.

License fees – initial and transfer: License fees – initial and transfer increased $150 thousand, or 150%, to $250 thousand for the nine months ended February 28, 2011 from $100 thousand for the nine months ended February 28, 2010. This increase relates to a license transfer that occurred during the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010.

Other revenue: Other revenue increased approximately $187 thousand, or 99.5%, to approximately $375 thousand for the nine months ended February 28, 2011 from approximately $188 thousand for the nine months ended February 28, 2010. This increase includes $200 thousand gain recorded in the nine months ended February 28, 2011 from a judgment we received against a former employee and an associate of the Company.

Operating Costs (in thousands):

	Nine Months Ended
	February 28, 2011	% of Revenue	February 28, 2010	% of Revenue	Change	% Change
Cost of revenues	$2,892	54.8	$5,041	56.5	$(2,149)	(42.6)
General and administrative costs	3,437	65.1	4,498	50.4	(1,061)	(23.6)
Total Operating Costs	$6,329	120.0	$9,539	106.8	$(3,210)	(33.7)

Total operating costs decreased approximately $3.2 million to approximately $6.3 million for the nine months ended February 28, 2011, from approximately $9.5 million for the nine months ended February 28, 2010.  This reduction is due primarily to management’s payroll cost reductions and other operating cost saving initiatives.

Loss attributable to Global (in thousands):

	Nine Months Ended
	February 28, 2011	% of Revenue	February 28, 2010	% of Revenue	Change	% Change
Net loss attributable to Global	$(1,238)	(23.5)	$(722)	(8.1)	$(516)	71.5

Net loss attributable to Global was approximately $1.2 million for the nine months ended February 28, 2011, compared to a net loss attributable to Global of $722 thousand for the nine months ended February 28, 2010.  The increased loss was primarily a result of the reduction of revenue from transaction related fees, lower project management fees, and lower food service, ticketing,  and sponsorship revenues, off-set by reduced operating expenses, a settlement with a previous employee, a onetime advertising commission payment related to the termination agreement associated with Dodge City, and the negotiated settlement of debt.

Liquidity and Capital Resources

As of February 28, 2011, we had approximately $523 thousand in cash and cash equivalents, including cash collected for GetTix tickets of approximately $30 thousand for events scheduled to occur in the future.

Under our performance guarantee related to a hockey team in Texas, $50 thousand of working capital, included in prepaid and other assets, is currently unavailable to us.  In addition, accounts receivable for advertising sales commissions from the Texas facility, $108 thousand at February 28, 2011, are not being paid to us under normal terms. Other receivables not being paid under normal terms include approximately $102 thousand related to Allen, Texas, approximately $50 thousand related to a license dormancy fee, and approximately $31 thousand related to a New Mexico note receivable.

Cash used in operating activities was approximately $983 thousand for the nine months ended February 28, 2011 compared to cash used in operating activities of approximately $832 thousand for the nine months ended February 28, 2010. We recorded a gain on the settlement of debt in the amount of approximately $179 thousand for the nine months ended February 28, 2011.

Cash used for investing activities was $321 thousand for the nine months ended February 28, 2011, compared to cash provided of approximately $389 thousand for the nine months ended February 28, 2010. We advanced PVEC, LLC approximately $312 thousand in the nine months ended February 28, 2011 and approximately $85 thousand in the nine months ended February 28, 2010.

Cash provided by financing activities, consisted of draws on the BPR note of approximately $1.7 million and repayments of notes and contractual obligations of approximately $59 thousand and $32 thousand, respectively.

As of February 28, 2011, a $215 thousand receivable was classified as a long-term asset.  This classification was done in contemplation of the current economic conditions and the anticipated timing of collections.  Management, after careful review and analysis, believes this receivable to be fully collectible and as such, no allowance for doubtful accounts has been established against the receivable.

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

We have experienced a significant decline in operations, cash flows and liquidity.  The economic downturn, which has affected the markets in which we operate, has negatively impacted our operating results and our liquidity.  The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future).  As of April 12, 2011, we have borrowed approximately $1.7 million on the BPR facility.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of February 28, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the Company’s current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Entertainment Corporation, PVEC, LLC and two of our directors (James Treliving and Richard Kozuback) are four of sixteen defendants in a series of suits consolidated under 1) Covin, et al. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, United States District Court, District of Arizona, Case No. 3:09-cv-8174-MEA filed September 30, 2009 and 2) Wells Fargo Bank, N.A. v. Robert W. Baird & Co., Global Entertainment Corporation, et al, Maricopa County Superior Court, Case No. CV2009-030148 filed September 30, 2009.  The litigations relate to the offering of the Bonds, issued to support the construction of the events center in Prescott Valley, Arizona.  The complaints allege the bond offering failed to properly disclose certain facts, that the underwriters and certain law firms acted with deliberate recklessness and that the bond documents are defective.  The plaintiffs are bond holders or their representatives and seek unspecified damages and/or reimbursement of bond investments, in excess of $26 million.  We have indemnified all our former and current directors and officers in connection with this matter.  We believe the claims against Global Entertainment Corporation, PVEC, LLC and the two directors are without merit.  Our insurance carrier has been notified.  Our insurance carrier has declined coverage of Global Entertainment Corporation in this matter, based on the assumption that we did not issue or sell the Bonds.  Defense costs are allocated 45% to defense of Global Entertainment Corporation and 55% to defense of the directors.  Defense costs allocated to Global Entertainment Corporation are being expensed as incurred and defense costs allocated to the directors are being expensed as incurred up to the amount of a $75 thousand insurance deductible.  As of February 28, 2011, the deductible has not yet been met.

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

GLOBAL ENTERTAINMENT CORPORATION
(Registrant)

April 14, 2011	By	/s/Richard Kozuback
Richard Kozuback
President & Chief Executive Officer

April 14, 2011	By	/s/ Charles B. Mathews
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

31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Richard Kozuback, Chief Executive Officer.

31.2*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Charles B. Mathews, Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Richard Kozuback, Chief Executive Officer and Charles B. Mathews, Chief Financial Officer.

* Filed herewith.